Form 10KSB
period 1995-12-31
IMMUNE AMERICA INC
filed 1996-08-14
CIK 787690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1995

                     [ ] TRANSITION REPORT UNDER SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

             For the Transition Period from __________ to __________

                          Commission File No. 33-10281

                              Immune America, Inc.
                 (Name of Small Business Issuer in its Charter)

              12342 Roscoe Boulevard, Sun Valley, California 91352
                    (Address of Principal Executive Office,
                              including Zip Code)

           NEVADA                                             75-2641513
(State or Other Jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                                 (818) 767-5863
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:

   Title of Each Class                Name of Each Exchange on which Registered

          None                                           None

       Securities Registered Under Section 12(g) of the Exchange Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes       No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0- (as of July 15, 1996).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,020,000 (as of July 15, 1996).

Transitional Small Business Disclosure Format:  Yes        No   X

- --------------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

                                     PART I

Item 1.  Description of Business.
- ---------------------------------
GENERAL

         Immune America, Inc., a Nevada corporation (the "Company"), was incorporated on July 30, 1985, to engage in any lawful business and to attempt to acquire an interest in other business ventures. The Company completed its initial public offering in March 1987, at which time 5,000,000 units, one common share and two warrants for periods of one and two years, were subscribed for and $100,000 gross proceeds were raised. On June 2, 1987, the Company acquired one hundred percent of the outstanding stock of Immune America, Inc. in exchange for 7,000,000 shares of the Company's stock. Immune America, Inc. ("Immune"), a development stage company, was a research and marketing company specializing in the research development and marketing of high quality nutritional products using products already on the marketplace designed to assist in the treatment of immune dysfunctions. Immune had received limited revenues and has no patents on its products.

         Management expected that additional funds could be raised through either exercise of outstanding warrants or a secondary offering of common or preferred shares as funds from the public offering were not sufficient to fund the Company's operations. As the price of the Company's stock was not high enough to induce the exercise of outstanding warrants and management was unable to obtain additional funds either through debt financing or a secondary offering of common stock, the Company became illiquid. Remaining assets were disposed of in the second quarter of 1988 and the Company became inactive.

         The corporate charter was revoked on January 1, 1990, by the State of Nevada for failure to file required documents and pay associated fees. While there were outstanding debts to various individuals and companies, there have been no collection efforts. There have been no communications or demands from any governmental agency for taxes of fees due.

         On November 17, 1995, the charter was reinstated by the State of Nevada.

         It is the intention of the new management of arrange to bring its SEC reporting to date in order that the Company might be potentially attractive to a private business that might be interested in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

PROPOSED BUSINESS

         The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.



- --------------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

         In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.


 -------------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 2.  Description of Property.
- ---------------------------------

         The Company has no properties.

Item 3.  Legal Proceedings.
- ---------------------------

         The Company is not a party to any material pending or threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 1995.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
- ------------------------------------------------------------------

MARKET INFORMATION

         The Company's common stock has traded in the "over the counter market", but has not traded within the last year. The last known price was in the period 7/1/87 to 9/30/87, during which the highest and lowest bid prices for the stock were $.17 and $.14, respectively. There is no known public market for this security.

         As of December 31, 1995, there were 244 holders on record of the Company's common stock.

DIVIDEND POLICY

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial
            Condition and Plan of Operation.

DISCUSSION OF FINANCIAL CONDITION

         The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.


- --------------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

PLAN OF BUSINESS

         General.  The Company  intends to locate and combine  with an existing,
         --------
privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

         Combination  Suitability  Standards.  In its pursuit for a  combination
         ------------------------------------
partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter,

 -------------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995 broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 7.  Financial Statements.
- ------------------------------

                                                                  Page
                                                                  ----
    Independent Auditor's Report                                    1
    Balance Sheets as at December 31, 1995 and 1994                 2
    Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993                           3
    Statements of Changes in Shareholders' Equity for the
         Years Ended December 31, 1995, 1994 and 1993               4
    Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994 and 1993                           5
    Notes to Financial Statements                                   6


- --------------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Immune America, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Immune America, Inc. (A Development Stage Company) as of December 31, 1995 and 1994 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune America, Inc. (A Development Stage Company) at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.


                                                CHESHIER & FULLER, INC.
                                                A Professional Corporation
Dallas, Texas
March 26, 1996



- --------------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1995

                              Immune America, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                           December 31, 1995 and 1994

                                     ASSETS

                                                 December 31,    December 31,
                                                    1995             1994
                                                 ---------        ----------
Current Assets                                 $      -0-        $      -0-

TOTAL ASSETS                                   $      -0-        $      -0-
                                                ==========        ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                               $    3,483        $    3,483
                                                ----------        ----------

Total Liabilities                                   3,483             3,483
                                               ===========        ==========


Shareholders' Equity

Common stock, $.001 par value, authorized
 100,000,000 shares,  18,020,000 issued and
 14,020,000 outstanding at December 31, 1995
 and 1994.                                         18,020            18,020

Treasury stock, 4,000,000 shares at cost           (6,000)           (6,000)

Paid in capital                                   118,441           118,441

Deficit accumulated during the
developmental stage                              (133,944)         (133,944)
                                                 ----------        -----------

Total Shareholders' Equity                         (3,483)           (3,483)
                                                 ----------        -----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $      -0-        $      -0-
                                                 ==========        ===========


                       See notes to financial statements.

                              Immune America, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                  Years Ended December 31, 1995, 1994 and 1993

                                        December 31,  December 31,  December 31,
                                           1995          1994          1993

Revenue                                $    -0-      $    -0-      $    -0-

 Total revenue                              -0-           -0-           -0-

Expenses                                    -0-           -0-           -0-

 Total expenses                             -0-           -0-           -0-

Net income (loss) before taxes              -0-           -0-           -0-

Provision for income taxes                  -0-           -0-           -0-

Net income (loss) before extra-
 ordinary item                              -0-           -0-           -0-

Extraordinary item-expiration of debt       -0-           -0-         77,465
                                       -----------   -----------   -----------

    Net Income (Loss)                       -0-           -0-      $  77,465
                                       ===========   ===========   ===========

Primary Earnings Per Common Share

Earnings (loss) before extra-
 ordinary item                              -0-           -0-           -0-

Extraordinary item-expiration of debt       -0-           -0-          .01
                                       -----------   -----------   -----------

    Net earnings (loss)                     -0-           -0-          .01
                                       ===========   ===========   ===========
Weighted average common shares
    outstanding for the period          14,020,000    14,020,000    14,020,000
                                       ===========   ===========   ===========
Fully Diluted Earnings Per Common Share

Earnings (loss) before extra-
 ordinary item                              -0-           -0-           -0-

Extraordinary item - expiration of debt     -0-           -0-          .01
                                       -----------   -----------   -----------

    Net earnings (loss)                     -0-           -0-          .01
                                       ===========   ===========   ===========

Weighted average common shares
    outstanding for the period          14,020,000    14,020,000    14,020,000
                                       ===========   ===========   ===========

                              Immune America, Inc.
                          (A Development Stage Company)
                  Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 1995, 1994 and 1993



                                                                                             Retained
                             Common Stock        Treasury Stock             Paid In          Earnings
                          Shares     Amount    Shares      Amount           Capital          (Deficit)              Total
                        ---------- ---------- ---------- ----------       -----------       -----------           --------
Balances at
    December 31, 1992  18,020,000  $  18,020  4,000,000  $    6,000       $   118,441       $  (211,409)       $   (80,948)

Net income for
    the year ended
    December 31, 1993                                                                            77,465             77,465
                      -----------  ---------- ----------   ----------       -----------       -----------        -----------

Balances at
    December 31, 1993  18,020,000     18,020  4,000,000       6,000           118,441          (133,944)            (3,483)

Net income for
    the year ended
    December 31, 1994

Balances at
    December 31, 1994  18,020,000     18,020  4,000,000       6,000           118,441          (133,944)            (3,483)

Net income for
    the year ended
    December 31, 1995

Balances at
    December 31, 1995  18,020,000   $ 18,020  4,000,000    $  6,000       $   118,441       $  (133,944)        $   (3,483)
                      ===========  ========== ==========   ==========       ===========       ===========         ==========

                       See notes to financial statements.

                              Immune America, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                        December 31, 1995, 1994 and 1993

                                        December 31,  December 31,  December 31,
                                           1995           1994         1993
Cash flows from operating activities:
 Net income (loss)                      $   -0-        $  -0-        $ 77,465
 Expiration of liabilities                  -0-           -0-         (77,465)
                                       -----------    -----------   -----------

Net cash used from operating activities     -0-           -0-            -0-

Cash flows from investing activities        -0-           -0-            -0-

Cash flows from financing activities        -0-           -0-            -0-

 Total financing activities                 -0-           -0-            -0-
 Net increase in cash                       -0-           -0-
 Cash at beginning of year                  -0-           -0-            -0-

    Cash at end of year                  $  -0-        $  -0-         $  -0-
                                       ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information

    Cash paid during the year for:
        Income taxes                     $  -0-        $  -0-         $  -0-
                                       ===========    ===========    ===========
        Interest                         $  -0-        $  -0-         $  -0-
                                       ===========    ===========    ===========


Supplemental Disclosures of Noncash Investing and Financing Activities
- - $77,465 unsecured debt expired during the fiscal year ended December 31, 1993.

                       See notes to financial statements.

                              Immune America, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 1995 and 1994


Note 1 -          Summary of Significant Accounting Policies
                  ------------------------------------------

                  History

                  Immune America, Inc. ("Company"), was incorporated July 30, 1985 in Nevada as a company directed toward the research and development of nutritional products to treat malfunctions of the body caused by immune deficiencies. The Company began having financial difficulties in early 1988, and subsequently ceased operations and liquidated its assets in the second quarter of that year.

                  Development Stage Operations

                  The Company currently has no operational activities.


Note 2 -          Income Taxes
                  ------------

                  There are no temporary timing differences between recognition of revenue and expenses for financial reporting purposes and for income tax purposes.

Note 3 -          Subsidiary
                  ----------

                  The Company had a wholly owned subsidiary named Immune America, Inc., however, the charter of the subsidiary was revoked and the subsidiary had no assets or liabilities.

Note 4 -          Expiration of Debt
                  ------------------

                  The  Company  has  elected  to no  longer  carry on its  books indebtedness that is no longer legally enforceable. The Company has determined that after five years all liabilities incurred before the cessation of activities would be unenforceable. Expiration of the Company's debt is reflected as an extraordinary item on the income statement. Only liabilities to be subsequently paid were carried forward.

                              Immune America, Inc.
                          (A Development Stage Company)
                         Item 6 Selected Financial Data
                           Five Year Financial Summary



                                            December 31,     December 31,      December 31,       December 31,         December 31,
                                               1995             1994              1993               1992                 1991
Period Ended Income Data:

Expiration of debt                           $      -0-       $      -0-        $      -0-         $      -0-          $       -0-
                                             ----------       ----------        ----------         ----------          -----------

    Total revenue                                   -0-              -0-               -0-                -0-                  -0-

Expenses
    Amortization of
      organization costs                            -0-              -0-               -0-              1,233                3,700
                                             ----------       ----------        ----------         ----------           ----------

    Total expenses                                  -0-              -0-               -0-              1,233                3,700
                                             ----------       ----------        ----------         ----------           ----------

Income (loss) before
    taxes on income                                 -0-              -0-               -0-             (1,233)              (3,700)

Taxes on income                                     -0-              -0-               -0-                -0-                  -0-

Net income (loss) before
    extraordinary item                       $      -0-       $      -0-        $      -0-         $   (1,233)          $   (3,700)
                                             ==========       ==========        ==========         ==========           ==========

Extraordinary item -
    expiration of debt                              -0-             -0-             77,465                -0-                  -0-
                                            -----------      -----------       -----------         ----------          -----------

    Net Income (Loss)                               -0-              -0-       $    77,465         $   (1,233)          $   (3,700)
                                            ===========      ===========       ===========         ==========           ==========

Primary Earnings Per Share

Earnings (loss) before extraordinary item           -0-              -0-               -0-                NIL                  NIL

Extraordinary item-expiration of debt               -0-              -0-               .01                -0-                  -0-
                                            -----------      -----------       -----------         ----------          -----------

    Net Earnings (Loss)                             -0-              -0-               .01                NIL                  NIL
                                             ==========      ===========        ==========         ==========           ==========

Weighted average of shares
    outstanding/subscribed
    since reorganization                     14,020,000       14,020,000        14,020,000         14,020,000           14,020,000
                                            ===========      ===========       ===========        ===========          ===========

Fully Diluted Earnings Per Share

Earnings (loss) before extraordinary item           -0-              -0-               -0-                NIL                  NIL

Extraordinary item , expiraration of debt           -0-              -0-               .01                -0-                  -0-
                                            -----------      -----------       -----------         ----------          -----------

    Net Earnings (Loss)                             -0-              -0-               .01                NIL                  NIL
                                            ===========      ===========       ===========        ===========          ===========

Weighted average of
    shares outstanding
    since reorganization                     14,020,000       14,020,000        14,020,000         14,020,000           14,020,000
                                            ===========      ===========       ===========        ===========          ===========

Cash dividends per share                            -0-              -0-               -0-               -0-                    -0-

Balance Sheet Data

    Total assets                             $      -0-       $      -0-       $       -0-        $       -0-          $     1,233

    Total liabilities                             3,483            3,483             3,483             80,948               80,948
                                             ----------       ----------       -----------        -----------          -----------

    Stockholders' Equity
      (deficit)                              $   (3,483)      $   (3,483)      $    (3,483)       $   (80,948)         $   (79,715)
                                             ==========       ==========       ===========        ===========          ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

    The former independent auditor of the Company, Mr. Fred V. Shiemann, had no disagreement with the Company with respect to accounting and financial disclosure matters. A Current Report on Form 8-K relating to the change in independent auditor by the Company is to be filed in the near future.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

    The following table sets forth the officers and directors of the Company.


    Name                         Positions                         Age
    ----                         ---------                         ---
    Dr. Elizabeth Huntley        President and Director            55

    Michael R. Moore             Secretary and Director            24

    Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

     Dr. Elizabeth Huntley has been President and a director of the Company since merger with W.M.S. Development in 1987. Dr. Huntley received a Ph.D. in Biological and Medical Science in 1968 and a Master of Science in Biology from Brown University in 1964. In 1961, she received her B.A. degree in Physics from Swarthmore College. After positions with numerous academic facilities that research the relationships between nutrition and health, she is currently in private practice as a nutritional consultant with the Huntley Research Institute.

     Michael R. Moore has served as Secretary and a director of the Company, since January 1995. Mr. Moore attended Southwest Texas State University, studying Computer Science and Business Administration. In the past few years, Mr. Moore has held computer and data systems positions at diverse organizations. He is currently Assistant Manager of Huntley Research Institute.

Item 10.  Executive Compensation.

    The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company.

                                         Number of             Percentage of
    Name and Address                    Shares Owned           of Ownership(1)
    ----------------                   --------------         ---------------
    Dr. Elizabeth Huntley                4,000,000                28.53%
    12342 Roscoe Boulevard
    Sun Valley, CA 91352

    Judith Culter                        1,500,000                10.70%
    [address unknown]

    Michael R. Moore                        -0-                    ---
    12342 Roscoe Boulevard
    Sun Valley, CA 91352
    ------------
    (1) Based on 14,020,000 shares issued and outstanding on July 15, 1996.

Item 12.  Certain Relationships and Related Transactions.

    None.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

    None.

Reports on Form 8-K

    No Current Report on Form 8-K was filed during the year ended December 31, 1995. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: July 22, 1996


    IMMUNE AMERICA, INC.


    By: /s/ Dr. Elizabeth Huntley
        -----------------------------
        Dr. Elizabeth Huntley
        President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Dr. Elizabeth Huntley                                       July 22, 1996
- -------------------------                                       -------------
Dr. Elizabeth Huntley
President, (Chief Executive Officer,
Principal Accounting


/s/ Michael R. Moore                                            July 22, 1996
- --------------------                                            -------------
Michael R. Moore
Secretary and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

    As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.