Form 10QSB
period 1996-03-31
IMMUNE AMERICA INC
filed 1996-08-14
CIK 787690

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No. 33-10281

                              Immune America, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            NEVADA                                            75-2641513
(State or Other Jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

              12342 Roscoe Boulevard, Sun Valley, California 91352 (Address of Principal Executive Offices, including Zip Code)

                                 (818) 767-5863
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes [ ]                 No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                    Class                         Outstanding as of 7-15-96

         Common Stock, $.001 par value                    14,020,000

- --------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1996
                                                   Immune America, Inc. - Page 1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1995.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              Immune America, Inc.
                          (a development-stage company)

                                                                  Page

Balance Sheets as at March 31, 1996 (unaudited), and
  December 31, 1995                                                3

Statements of Operations for the Three Months Ended
  March 31, 1996, and 1995 (unaudited)                             4

Statements of Cash Flows for the Three Months Ended
  March 31, 1996, and 1995 (unaudited)                             5

- --------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1996
                                                   Immune America, Inc. - Page 2

                              IMMUNE AMERICA, INC.
                          (a development-stage company)
                              Balance Sheets as at
                March 31, 1996 (unaudited), and December 31, 1995


                                     ASSETS

                                       March 31, 1996         December 31, 1995
                                       --------------         -----------------
                                        (unaudited)

Cash                                        -0-                       -0-

  Total Assets                              -0-                       -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts Payable                         3,843                     3,843

  Total Liabilities                      3,843                     3,843

Shareholders' Equity
- --------------------
Common  Stock,  $.001  par  value
 per  share;  100,000,000  shares
 authorized, 18,020,000 shares
 issued and 14,020,000 shares
 outstanding on March 31, 1996,
 and December 31, 1995                  18,020                    18,020

Treasury Stock                           6,000                     6,000

Paid-in Capital                        118,441                   118,441

Deficit Accumulated During
 Development Stage                    (133,944)                 (133,944)

  Total Shareholders' Equity (Deficit)  (3,483)                   (3,483)

    Total Liabilities and
     Shareholders' Equity                   -0-                       -0-



- --------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1996
                                                   Immune America, Inc. - Page 3

                              IMMUNE AMERICA, INC.
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
           March 31, 1996 (unaudited), and March 31, 1995 (unaudited)

                                            March 31, 1996       March 31, 1995
                                             (unaudited)           (unaudited)

Revenue                                          -0-                   -0-

         Total Revenue                           -0-                   -0-

Expenses

  Professional Fees                              -0-                   -0-
  Regulatory Expense                             -0-                   -0-
  Advertising and Marketing                      -0-                   -0-
  Miscellaneous Expense                          -0-                   -0-
  Office Supplies                                -0-                   -0-

         Total Expenses                          -0-                   -0-

Net Income (Loss) Before Taxes                   -0-                   -0-

Net Income (Loss)                                -0-                   -0-

Primary Earnings Per Common Share                -0-                   -0-

Net Earnings (Loss)                              -0-                   -0-

Weighted Average Number of                   14,020,000            14,020,000
 Common Shares Outstanding

Fully Diluted Earnings Per
 Common Share                                    -0-                   -0-

Net Earnings (Loss) Per
 Common Share                                    -0-                   -0-


- --------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1996
                                                   Immune America, Inc. - Page 4

                              IMMUNE AMERICA, INC.
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
           March 31, 1996 (unaudited), and March 31, 1995 (unaudited)

                                              March 31, 1996     March 31, 1995
                                               (unaudited)         (unaudited)

Cash Flows from Operating
 Activities                                        -0-                 -0-

Increase in Accrued Liabilities                    -0-                 -0-

New Cash Used from
 Operating Activities                              -0-                 -0-

Cash Flows from Investing
 Activities                                        -0-                 -0-

Total Cash Flow from
 Financing Activities                              -0-                 -0-

Cash at Beginning of Period                        -0-                 -0-

Net increase (decrease)                            -0-                 -0-

Cash at End of Period                              -0-                 -0-



- --------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1996
                                                   Immune America, Inc. - Page 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain

- --------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1996
                                                   Immune America, Inc. - Page 6
and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.


- --------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1996
                                                   Immune America, Inc. - Page 7

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  No Current Report on Form 8-K was filed during the year ended December 31, 1995. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: ___________, 1996          IMMUNE AMERICA, INC.



                                       By: ________________________________
                                       Dr. Elizabeth Huntley
                                       President and Principal Financial Officer


- --------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1996
                                                   Immune America, Inc. - Page 8