Form 10QSB
period 1996-06-30
IMMUNE AMERICA INC
filed 1996-08-14
CIK 787690

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

- --------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1996
                                                   Immune America, Inc. - Page 1

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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              Immune America, Inc.
                          (a development-stage company)

                                                                 Page

Balance Sheets as at June 30, 1996 (unaudited), and
 June 30, 1996 (unaudited)                                         3

Statements of Operations for the Three Months Ended
 June 30, 1996, and 1995 (unaudited)                               4

Statements of Cash Flows for the Three Months Ended
 June 30, 1996, and 1995 (unaudited)                               5

- --------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1996
                                                   Immune America, Inc. - Page 2

                              IMMUNE AMERICA, INC.
                          (a development-stage company)
                                Balance Sheets at
            June 30, 1996 (unaudited), and March 31, 1996 (unaudited)


                                     ASSETS

                                            June 30, 1996        March 31, 1996
                                             (unaudited)           (unaudited)

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



- --------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1996
                                                   Immune America, Inc. - Page 3

                              IMMUNE AMERICA, INC.
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
            June 30, 1996 (unaudited), and June 30, 1995 (unaudited)

                                              June 30, 1996      June 30, 1995
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


- --------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1996
                                                   Immune America, Inc. - Page 4

                              IMMUNE AMERICA, INC.
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
            June 30, 1996 (unaudited), and June 30, 1995 (unaudited)

                                              June 30, 1996      June  30, 1995
                                               (unaudited)         (unaudited)

Cash Flows from Operating
 Activities                                        -0-                 -0-

Increase in Accrued Liabilities                    -0-                 -0-

New Cash Used from
 Operating Activities                              -0-                 -0-

Cash Flows from Investing
 Activities                                        -0-                 -0-

Total Cash Flow from
 Financing Activities                              -0-                 -0-

Cash at Beginning of Period                        -0-                 -0-

Net increase (decrease)                            -0-                 -0-

Cash at End of Period                              -0-                 -0-



- --------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1996
                                                   Immune America, Inc. - Page 5

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain

- --------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1996
                                                   Immune America, Inc. - Page 6
and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither
the  candidate  nor  any  of  its  directors,   executive  officers,   principal
shareholders or general partners:

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

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.


- --------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1996
                                                   Immune America, Inc. - Page 7

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

   Dated: August 4, 1996           IMMUNE AMERICA, INC.



                                   By: ________________________________
                                       Dr. Elizabeth Huntley
                                       President and Principal Financial Officer


- --------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1996
                                                   Immune America, Inc. - Page 8