Form 10QSB
period 1996-09-30
IMMUNE AMERICA INC
filed 1996-10-28
CIK 787690

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                For the quarterly period ended September 30, 1995

                                       OR

        [ ] Transition  Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No. 33-10281

                              Immune America, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           NEVADA                                               84-1016153
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

                       Yes [  ]                 No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                  Class                          Outstanding as of 9/30/1995
                  -----                          ---------------------------

         Common Stock, $.001 par value                    14,020,000

--------------------------------------------------------------------------------

   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1995
                                                   Immune America, Inc. - Page 1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 1995, are not necessarily indicative of the results for future time periods. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for previous periods.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                              Immune America, Inc.
                          (a development-stage company)

                                                                        Page
                                                                        ----

Balance Sheets as at September 30, 1995 (unaudited), and
 June 30, 1995 (unaudited)                                                3

Statements of Operations for the Three Months Ended
 September 30, 1994, and September 30, 1995 (unaudited)                   4

Statements of Cash Flows for the Three Months Ended
 September 30, 1994, and 1995 (unaudited)                                 5

--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1995
                                                   Immune America, Inc. - Page 2

                              IMMUNE AMERICA, INC.
                              --------------------
                          (a development-stage company)
                        Balance Sheets (unaudited) as at
                      September 30, 1995 and June 30, 1995


                                                      ASSETS

                                           September 30, 1995     June 30, 1995
                                           ------------------     -------------
                                              (unaudited)

Cash                                             -0-                   -0-

                  Total Assets                   -0-                   -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
-----------

Accounts Payable                              3,483                 3,483

         Total Liabilities                    3,483                 3,483

Shareholders' Equity
--------------------

Common  Stock,  $.001  par  value
 per  share;  100,000,000  shares
 authorized, 18,020,000 shares
 issued and 14,020,000 shares
 outstanding on June 30, 1995,
 and September 30, 1995                      18,020                18,020

Treasury Stock                                6,000                 6,000

Paid-in Capital                             118,441               118,441

Deficit Accumulated During
 Development Stage                         (133,944)             (133,944)

    Total Shareholders' Equity (Deficit)     (3,483)               (3,483)

                  Total Liabilities and
                    Shareholders' Equity         -0-                   -0-



--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1995
                                                   Immune America, Inc. - Page 3

                              IMMUNE AMERICA, INC.
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
       September 30, 1995 (unaudited), and September 30, 1994 (unaudited)

                                        September 30, 1995    September 30, 1994
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


--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1995
                                                   Immune America, Inc. - Page 4

                              IMMUNE AMERICA, INC.
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
       September 30, 1995 (unaudited), and September 30, 1994 (unaudited)

                                       September 30, 1995    September 30, 1994
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



--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1995
                                                   Immune America, Inc. - Page 5

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

     Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in manage ment's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance

--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1995
                                                   Immune America, Inc. - Page 6
that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.


--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1995
                                                   Immune America, Inc. - Page 7

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  ---------

                  None.

         (b)      Reports on Form 8-K
                  -------------------

                  None
                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 1996          IMMUNE AMERICA, INC.



                                 By: ________________________________
                                       Glenn A. Little
                                       President and Principal Financial Officer


--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1995
                                                   Immune America, Inc. - Page 8