Form 10-K
period 1996-12-31
IMMUNE AMERICA INC
filed 1997-03-31
CIK 787690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1996


                         Commission File Number 33-10281

                              Immune America, Inc.
                 (Name of Small Business Issuer in its Charter)



    NEVADA          211 West Wall, Midland, Texas 79701-4501    75-2641513
(State or Other     (Address of principal Executive Office    (I.R.S. Employer
 Jurisdiction of             including Zip Code)             Identification No.)
 incorporation or
    organization)


                                 (915) 682-1761
              (Registrant's telephone number, including area code)


         Securities Registered under Section 12(b) of the Exchange Act:


Title of Each Class                 Name of Each Exchange on which Registered
-------------------                 -----------------------------------------
      None                                                  None

      Securities Registered Under Section 12(g) of the Exchange Act: None


Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X -No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $52,241

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 275,316
Transitional Small Business Disclosure Format: Yes - No X
                                                        --

Item 1. Description of Business.
--------------------------------

General

     Immune America, Inc., a Nevada corporation (the "Company"), was incorporated on July 30, 1985, to engage in any lawful business and to attempt to acquire an interest in other business ventures. The Company completed its initial public offering in March 1987, at which time 5,000,000 units, one common share and two warrants for periods of one and two years, were subscribed for and $ 100,000 gross proceeds were raised. On June 2, 1987, the Company acquired one hundred percent of the outstanding stock of Immune America, Inc. in exchange for 7,000,000 shares of the Company's stock. Immune America, Inc. ("Immune"), a development stage company, was a research and marketing company specializing in the research development and marketing of high quality nutritional products using products already on the marketplace designed to assist in the treatment of immune disfunction. Immune had received limited revenues and has no patents on its products.


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

     It is the intention of the new management to attract a private business that might be interested in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

     On October 18, 1996 the company entered into a stock exchange agreement with a foreign entity. The foreign entity was not able to meet the terms of the agreement as to accounting standards and the agreement expired. Neither party has any further obligations under the terms of the agreement.

     A registration statement on Form S-8 filed with the Securities and Exchange Commission on December 12, 1996, File No. 333-17819, seeking the registration of shares of the Company's common stock issuable to a consultant retained by the Company to assist in the completion of the stock exchange agreement, has been deregistered. The Company has no further obligation to the consultant under the terms of the consulting agreement between them.

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

Combination Suitability Standards

     In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to find the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

Item 2. Description of Property.
-------------------------------

     The Company has no properties.

Item 3. Legal Proceedings.
--------------------------

     The Company is not a party to any material pending or threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matters were submitted to securities holders during the year ended December 31, 1996.

                                     PART 11

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

     The company's stock trades on the "Bulletin Board" under the symbol IMMX. The only trades during the year have been executed at $.50 per share. A 120:1 reverse stock split was completed in the 4th Quarter of 1996. All financial statements and tables have been adjusted to reflect this action.

     As of December 31, 1996, there were 287 holders on record of the Company's common stock.

Dividend Policy

     The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6. Management's  Discussion and Analysis of Financial Condition and Plan of
--------------------------------------------------------------------------------
Operation.
----------

Discussion of Financial Condition

     The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.

Plan of Business

     General.  The  Company  intends to locate  and  combine  with an  existing,
     -------
privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

     Combination  Suitability  Standards.  In  its  pursuit  for  a  combination
     -----------------------------------
partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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


Item 7. Financial Statements.                                            Page
----------------------------
Independent Auditor's Report                                               1
Balance Sheets as at December 31, 1996 and 1995                            2
Statements of Operations for the Years Ended
    December 31, 1996, 1995 and 1994                                       3
Statements of Changes in Shareholders' Equity for the
    Years Ended December 31, 1996, 1995 and 1994                           4
Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994                                     5
Notes to Financial Statements                                              6

INDEPENDENT AUDITOR'S REPORT
----------------------------


Board of Directors
Immune America, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Immune America, Inc. (A Development Stage Company) as of December 31, 1996 and the related statements of operations, and cash flows for each of the three years ended December 31, 1996, 1995 and for the period July 1, 1993 (date of debt expiration) through December 31, 1996 and the statement of changes in stockholder's equity for the years ending December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune America, Inc. (A Development Stage Company) at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


                                                      CHESHIER & FULLER, L.L.P.

Dallas, Texas
March 17, 1997

                              Immune America, Inc.
                          (A Development Stage Company)
                          -----------------------------
                                 Balance Sheets
                                 --------------
                                December 31, 1996
                                -----------------

                                     ASSETS
                                     ------

                                                                  December 31,
                                                                      1996
                                                                  --------------

Current Assets-Cash                                                    $  2,371

TOTAL ASSETS                                                           $  2,371
                                                                        =======



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities

Accounts payable                                                       $    743
                                                                        -------

Total Liabilities                                                      $    743
                                                                        =======


Shareholders' Equity

Common stock, $.001 par value, authorized
100,000,000 shares, 275,316 issued and
241,982 outstanding at December 31, 1996
and 1995                                                                    275
Treasury stock, 33,334 shares at cost                                    (6,000)

Paid in capital                                                         151,186


Deficit accumulated during the
developmental stage                                                    (143,833)


Total Shareholders' Equity                                                1,628

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                  $   2,371
                                                                       ========

                              Immune America, Inc.
                          (A Development Stage Company)
                          -----------------------------
                            Statements of Operations
                            ------------------------
                       Years Ended December 31, 1996, 1995
                       -----------------------------------

                                                                                 For the Period
                                                                                    July 1, 1993
                                                                                    (date of debt
                                                                                  expiration) through
                                         December 31,            December 31,        December 31,
                                           1996                     1995                 1996
                                         ------------            ------------     -------------------

Revenue                                $         -0-            $         -0-      $          -0-
                                        ------------             ------------       -------------

Expenses

Advertising                                      730                      -0-                730
Miscellaneous                                     60                      -0-                 60
Office supplies                                2,266                      -0-              2,266
Professional services                          6,733                      -0-              6,733
Regulatory expenses                              100                      -0-                100
                                         ------------            ------------       -------------

    Total expenses                             9,889                      -0-              9,889
    --------------                       ------------            ------------       -------------

Net income (loss) before taxes                (9,889)                     -0-             (9,889)
Provision for income taxes                        -0-                     -0-                 -0-
Net (loss)                              $     (9,889)                     -0-      $      (9,889)


Primary Earnings Per Common Share

Net (loss) per common share             $     ( .06)            $         -0-      $        (.08)

Weighted average common shares
    outstanding for the period              158,548                  116,832             128,751
                                         ===========             ============       =============

Fully Diluted Earnings Per Common Share

Net (loss) per common share             $      ( .06)           $         -0-      $        (.08)

Weighted average common shares
    outstanding for the period               158,548                 116,832             128,751
                                         ============            ===========        =============


                              Immune America, Inc.
                              --------------------
                          (A Development Stage Company)
                          -----------------------------
                  Statements of Changes in Shareholders' Equity
                  ---------------------------------------------
                  Years Ended December 31, 1996, 1995 and 1994
                  --------------------------------------------

                                                                                                 Retained
                                        Common Stock                  Treasury Stock  Paid In    Earnings
                                      Shares    Amount      Shares       Amount       Capital    (Deficit)   Total
                                   ---------- ----------  ----------  --------------  -------    ---------  --------

Balances at
    December 31, 1994               150,166     $18,020     33,334      $(6,000)      118,441    (133,944)    (3,483)

Net income for
    the year ended
    December 31, 1995

Balances at
    December 31, 1995               150,166      18,020     33,334       (6,000)      118,441    (133,944)    (3,483)

Net (loss) for
    the year ended
    December 31, 1996                                                                               (9889)     (9889)
Sale of Common Stock                125,000      15,000                                                       15,000

Adjust for reverse split                        (32,745)                               32,745

Stock in leu during reverse split       150
                                    -------     -------     -------    --------       -------     --------    -------
Balances at
    December 31, 1996               275,316    $    275      33,334   $  (6,000)     $151,186    $(143,833)  $  1,628
                                    =======     =======     =======    ========       =======     ========    =======


                              Immune America, Inc.
                              --------------------
                          (A Development Stage Company)
                          -----------------------------
                            Statements of Cash Flows
                            ------------------------
                        December 31, 1996, 1995 and 1994
                        --------------------------------

                                                                                                   For the Period
                                                                                                    July 1, 1993
                                                                                                   (date of debt
                                                                                                 expiration) through
                                                             December 31,        December 31,       December 31,
                                                               1996                  1995             1996
                                                            -------------        -------------   -------------------
Cash flows from operating activities:
    Net (loss)                                             $     (9,889)        $          -0-     $       (9,889)
    Decrease of liabilities                                      (2,740)                   -0-             (2,740)
                                                             -----------         ------------       -------------

Net cash used from operating activities                         (12,629)                   -0-            (12,629)
                                                             -----------         ------------       --------------

Cash flows from investing activities                                 -0-                   -0-                  -0-

Cash flows from financing activities

Sale of common stock                                              15,000                   -0-                  -0-
                                                             -----------         ------------       --------------

Net cash used from financing activities                            15,000                  -0-


    Net increase in cash                                           2,371                   -0-               2,371
    Cash at beginning of year                                        -0-                   -0-                  -0-

    Cash at end of year                                    $       2,371        $          -0-      $        2,371
                                                            ============         ============        =============


Supplemental Disclosures of Cash Flow Information

    Cash paid during the year for:
        Income taxes                                      $           -0-       $          -0-      $           -0-
                                                           =============         ============        =============

        Interest                                          $           -0-       $          -0-      $           -0-
                                                           =============         ============        =============

                              Immune America, Inc.
                              --------------------
                          (A Development Stage Company)
                          -----------------------------
                          Notes to Financial Statements
                          -----------------------------
                           December 31, 1996 and 1995
                           --------------------------

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

Note 4 -          Expiration of Debt
                  ------------------

                  Effective June 30, 1993 the Company elected to no longer carry on its books indebtedness that is no longer legally enforceable. The Company determined that after five years all liabilities incurred before the cessation of activities would be unenforceable. Only liabilities to be subsequently paid were carried forward.

Note 5 -          Stock Split
                  -----------

                  The Company effected a 120 to one reverse stock split effective October 24, 1996. The reverse split has been given retroactive effect in the financial statements.

Note 6 -          Accounting Estimations
                  ----------------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements the
                  reported   amounts  of  revenues  and  expenses  during  the
                  reporting period. Actual results could differ from those estimates.

Page 1 Item 8. Changes in and  Disagreements  with Accountants on Accounting and
--------------------------------------------------------------------------------
Financial Disclosures.
----------------------

     The former independent auditor of the Company, Mr. Fred V. Shiemann, had no disagreement with the Company with respect to accounting and financial disclosure matters. A Current Report on Form 8-K relating to the change in independent auditor by the Company is to be filed in the near future.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

     The following table sets forth the officers and directors of the Company.

Name                                Age                 Positions
----                                ---                 ---------

Dr. Elizabeth Huntley                56                 Director
Glenn A. Little                      43                 Director and President
Matthew Blair                        40                 Director and Secretary
Kevin B. Halter Jr.                  30                 Director

     Set forth below is a description of the backgrounds of each of the officers and directors of the Company

     Dr. Elizabeth  Huntley has been a director of the Company since merger with
     ----------------------
W.M.S. Development in 1987. From 1987 to 1996 she served as President of the Company. Dr. Huntley received a Ph.D. in Biological and Medical Science in 1968 and a Master of Science in Biology from Brown University in 1964. In 1961, she received her B.A. degree in Physics from Swarthmore College. After positions with numerous academic facilities that research the relationships between nutrition and health, she is currently in private practice as a nutritional consultant with the Huntley Research Institute.

     Glenn A. Little is a graduate  of The  University  of Florida,  Gainesville
     ---------------
(Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979.

     He also was the co-founder and Chief Financial Officer of Temporary Resources Incorporated, a temporary employment service headquartered in Midland, Texas. Before founding LITCO Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.

     Matthew  Blair is a solo  practitioner  of law in  Midland,  Texas.  Before
     --------------
opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin
(1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.

     Kevin Halter is the President of  Securities  Transfer  Corporation,  a SEC
     ------------
registered stock transfer company , a position held since 1987. He currently serves as Vice-President/Secretary for both Millennia, Inc and Halter Capital Corporation, a privately held venture capital company. He acts as a Director of Digital Communications Corporation.

Item 10.  Executive Compensation.
--------  -----------------------

     The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company.

Name and Address                        Number of                 Ownership as
----------------                       Shares Owned               a percentage
                                       ------------               ------------

Dr. Elizabeth Huntley                     33,334                      12.1
12342 Roscoe Boulevard
Sun Valley, CA 91352

Glenn A. Little (1)                      137,500                      49.9
211 West Wall
Midland, Texas 79701 (1)

Matthew Blair                                  0                         0
P.O. Box 10133
Midland, Texas 79710

Kevin Halter                                   0                         0
16910 Dallas Parkway, Suite 100
Dallas, Texas 75248

Total owned by Officers and Directors    170,834                        62%


1. Beneficially Owned by Little and Company Investment Securities

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     None.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

Exhibits
         None.

Reports on Form 8-K
No Current Report on Form 8-K was filed during the year ended December 31, 1996. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the future.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1997

IMMUNE AMERICA, INC.


By: /s/ Glenn A. Little
   -------------------------
Glenn A. Little
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Glenn A. Little
--------------------------
Glenn A. Little
President (Chief Executive Officer),
Principal Accounting Officer and Chairman
of the Board


/s/ Matthew Blair
---------------------------
Matthew Blair
Secretary and Director
March 27, 1997



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