Form 10-Q
period 1997-03-31
IMMUNE AMERICA INC
filed 1997-04-08
CIK 787690

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 For the quarterly period ending March 31, 1997
                 ----------------------------------------------

                        Commission File Number: 33-10281

                              Immune America, Inc.
                              --------------------
                       (formerly W.M.S. Development Corp)
             (Exact name of registrant as specified in its charter)




 Nevada                                            75-2641513
(State of Incorporation)                           (IRS Employer Identification)



                                  211 West Wall
                              Midland, Texas 79701
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (915) 682-1761



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 1997 there were 241,982 shares of common stock outstanding.

1. Financial Statement


     The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1996.



                                      Index
                                      -----



Index                                                                       2

Part 1
Financial Information

Item 1.  Financial Statements

Balance Sheets- March 31, 1997 and December 31, 1996                        3
Statement of Operations- Quarters ending March 31, 1996 and 1997            4
Statement of Cash Flows-Quarters ending March 31, 1996 and 1997             5


Part 2

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                               6


Part 3
Other Information                                                           6

Item 6. Exhibits and Reports on Form 8-K                                    6

Signature                                                                   6

                              Immune America, Inc.
                              --------------------
                          (A Development Stage Company)
                                  Balance Sheet
           March 31, 1997 (unaudited) and December 31, 1996 (audited)




                                         March 31, 1997       December 31, 1996
                                         --------------       -----------------
Cash                                       $  1,317              $  2,371

Total Assets                               $  1,317              $  2,371
------------


Liabilities and Stockholder's
-----------------------------
Equity
------

Account Payable                            $      0             $     743

Total Liabilities                          $      0             $     743
-----------------

Shareholder's Equity
--------------------

Common Stock, $.001 Par                         275                   275
100,000,00 authorized
275,316 issued and
241,982 outstanding

Treasury Stock                               (6,000)               (6,000)

Paid in Capital                             151,186               151,186

Deficit accumulated during                 (144,144)             (143,833)
development stage

Total Shareholders' Equity                    1,317                 1,628

Total Liabilities and                         1,317                 2,371
---------------------
Shareholder's Equity
---------------------

                              Immune America, Inc.
                          (A Development Stage Company)
                             Statement of Operations
            For the Quarters Ending March 31, 1997 and March 31, 1996




                                      March 31, 1997      March 31, 1996

Revenue                                 $       0            $       0
-------
Total Revenue                           $       0            $       0
-------------


Expenses
  Professional fees                           275                    0

  Regulatory expense                            0                    0

  Advertising and Marketing                     0                    0

  Miscellaneous Expense                        36                    0

  Office Supplies                               0                    0

Total Expenses                                311                    0
--------------

Net income (loss)                            (311)                   0
----------------
before taxes
------------

Net Income                                   (311)           $       0


Primary Earning Per Common
--------------------------
share
-----

Net Earnings (Loss)                           Nil                  Nil

Weighted Average common                   275,316              275,316
share

Fully Diluted Earnings per                    Nil                    0
--------------------------
Common Share
------------

Net Earnings (Loss)                          (311)                   0

Weighted Average Common                   275,316              275,316
shares outstanding

                              Immune America, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
            For the Quarters Ending March 31, 1997 and March 31, 1996




                                     March 31, 1997             March 31, 1996

Cash Flows from Operating               $  (311)                   $    0
Activities (loss)

Increase (decrease)                        (743)                        0
in liabilities

New cash used from                            0                         0
Operating Activities

Cash flows from investing                     0                         0
activities

Total Financing activities                    0                         0

Total increase (decrease)               $(1,054)                        0
in cash

Cash at beginning of period             $ 2,371                    $    0

Net increase (decrease)                  (1,054)                        0

Cash at end of period                   $ 1,317                    $    0

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


Results of Operations
---------------------
The Company is considered to be in the development state as defined in Statement of Financial Accounting Standard No. 7. The Company has no business operations or assets. The Company's future ongoing expenses will be its audit fees and certain other filing and administrative fees necessary to keep the Company in compliance with its regulatory requirements.


Liquity
-------
The Company will require additional funds to continue to meet future regulatory requirements and expenses..



Part II- Other Information
--------------------------
Item 6. Exhibits and Reports on Form 8-K
None

                                    Signature
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Immune America, Inc.
(Registrant)




/s/ Glenn A. Little
-------------------------------------
Glenn A. Little
President
Duly Authorized Officer and Principal Financial
and Accounting Officer