Form 10QSB
period 1997-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1997-08-14
CIK 787690

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB



(Mark one)
______ XX______QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____



                        Commission File Number: 33-10281

                     KING POWER INTERNATIONAL GROUP CO., LTD.
          (Exact name of small business issuer as specified in its charter)

           Nevada
75-2641513
  (State of incorporation)                             (IRS Employer ID Number)

Bangkok International Airport Building, Vibhavadi Road, Bangkok 10210 Thailand
                (Address of principal executive offices)

                           (662) 996-8004
                      (Issuer's telephone number)

                              Copies to:
                          Kevin B. Halter, Jr.
                     16910 Dallas Parkway, Suite 100
                                Dallas, TX 75248
                                 (972) 248-1922
                              (972) 248-4797 (fax)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  YES X   NO

State the number of shares  outstanding of each of the issuer's  classes of
common equity as of the latest  practicabledate:    August 10, 1997: 20,000,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                     KING POWER INTERNATIONAL GROUP CO., LTD.

                 Form 10-QSB for the Quarter ended June 30, 1997

                                Table of Contents


                                                                       Page
Part I - Financial Information

  Item 1 Financial Statements                                             3

  Item 2 Management's Discussion and Analysis or Plan of Operatio        13


Part II - Other Information

  Item 1 Legal Proceedings                                               14

  Item 2 Changes in Securities                                           14

  Item 3 Defaults Upon Senior Securities                                 14

  Item 4 Submission of Matters to a Vote of Security Holders             14

  Item 5 Other Information                                               14

  Item 6 Exhibits and Reports on Form 8-K                                14

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Part 1 - Item 1
Financial Statements




            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     June 30, 1997 and December 31, 1996



                                        ASSETS
                                                                                  (Unaudited)             Audited)
                                                                                   June 30,             December 31,
                                                                                     1997                   1996
                                                                                  -----------           -----------
CURRENT ASSETS
   Cash and cash equivalents                                                      $ 5,102,045          $  1,140,832
   Accounts receivable
      Trade                                                                           710,630                73,334
      Refundable value added tax                                                    1,753,933               922,619
      Related parties                                                                 516,211                74,161
      Other unrelated entities                                                        238,413                   -
      Directors                                                                     4,731,517             1,876,164
   Inventories and purchase deposits                                               24,042,894             7,086,427
   Prepaid expenses and other                                                       1,012,896               371,782
                                                                                  -----------          ------------
      Total current assets                                                         38,108,539            11,545,319
                                                                                  -----------          ------------

PROPERTY, PLANT AND EQUIPMENT
   Leasehold improvements                                                           3,439,833             1,609,928
   Equipment and fixtures                                                           1,527,974               851,627
   Building and land                                                                  404,948                   -
   Vehicles                                                                           272,202               221,308
                                                                                 ------------          ------------
                                                                                    5,644,957             2,682,863
   Less accumulated depreciation                                                     (675,012)             (419,039)
                                                                                 ------------          ------------
      Net property, plant and equipment                                             4,969,945             2,263,824
                                                                                 ------------          ------------

OTHER ASSETS
   Restricted deposit                                                              11,607,573             9,547,451
   Other                                                                            1,594,510               387,146
                                                                                 ------------          ------------
      Total other assets                                                           13,202,083             9,934,597
                                                                                 ------------          ------------

TOTAL ASSETS                                                                      $56,280,567           $23,743,740
                                                                                 ============          ============



                                  - Continued -






            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 1997 and December 31, 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                   (Unaudited)                (Audited)
                                                                                     June 30,                 December 31,
                                                                                       1997                      1996
                                                                                 --------------            ------------
CURRENT LIABILITIES
   Cash overdraft                                                                 $     493,456           $     937,804
   Short-term note payable to bank                                                   12,840,822               5,652,964
   Current maturities of long-term debt                                                   9,802                     -
   Current maturities of hire-purchase payable                                           37,323                  63,488
   Accounts payable - trade
      Unrelated parties                                                              27,020,721               9,766,916
      Related parties                                                                 1,504,108               1,284,554
   Advances from related parties                                                            -                   685,012
   Other accrued liabilities
      Concession fees                                                                 1,669,980                     -
      Other                                                                           1,925,041               1,017,113
                                                                                    -----------             -----------
      Total current liabilities                                                      45,501,253              19,407,851
                                                                                     ----------              ----------

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                                            374,814                     -
   Hire-purchase payable                                                                 56,467                  55,010
                                                                                  -------------           -------------
      Total liabilities                                                              46,886,021              19,462,861
                                                                                     ----------              ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                       603,362                 350,096
                                                                                   ------------            ------------

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value.  100,000,000 shares
      authorized.  20,000,000 and 19,075,316 shares issued
      and outstanding, respectively.                                                     20,000                  19,075
   Additional paid-in capital                                                        19,194,350              19,258,069
   Accumulated deficit                                                               (9,469,679)            (15,340,361)
                                                                                    -----------              ----------
                                                                                      9,744,671               3,936,783
   Treasury stock - at cost (33,334 shares)                                                 -                    (6,000)
                                                                                     ----------                --------
      Total shareholders' equity                                                      9,744,671               3,930,783
                                                                                    -----------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $56,280,567             $23,743,740
                                                                                     ==========              ==========

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Six and Three months ended June 30, 1997 and 1996
                                   (Unaudited)



                                              Six months           Six months           Three months         Three months
                                                 ended               ended                  ended               ended
                                             June 30, 1997        June 30, 1996         June 30, 1997        June 30, 1996
                                             -------------        -------------         -------------        -------------
REVENUES
   Net merchandise sales                       $56,127,714          $17,576,750           $28,808,787           $8,284,026
   Gain on foreign exchange                        902,754              254,233               807,078               90,831
                                              ------------          -----------          ------------          -----------
      Total revenues                            57,030,468           17,830,983            29,615,865            8,374,857
                                                ----------           ----------            ----------            ---------

COST OF SALES
   Product costs                                23,829,812            6,631,133            12,198,831            3,054,116
   Concession fees                              20,173,375           11,320,052            10,372,566            4,979,905
                                                ----------           ----------            ----------            ---------
      Total cost of sales                       44,003,187           17,951,185            22,571,397            8,034,021
                                                ----------           ----------            ----------            ---------

GROSS PROFIT                                    13,027,281             (120,202)            7,044,468              340,836
                                                ----------          -----------           -----------           ----------

OPERATING EXPENSES
   Selling expenses
      Salaries and related costs                 3,660,426            1,840,636             2,059,375              986,321
      Other selling expenses                     2,068,367              381,299             1,209,614              193,795
      Depreciation                                 259,188               71,335               132,434               35,484
   General and administrative expenses           1,811,861              199,946             1,152,420              107,269
   Interest expense                                436,962                3,824               373,392                3,670
   Compensation expense on common
      stock issued at less than "fair
      value" for recapitalization and
      consulting costs                              76,641                  -                  76,641                    -
                                             -------------           ----------              --------        -------------
      Total operating expenses                   8,313,445            2,497,040             5,003,876            1,170,501
                                               -----------           ----------           -----------            ---------

INCOME (LOSS)
   FROM OPERATIONS                            $  4,713,836         $ (2,617,242)         $  2,040,592            $(985,703)
                                               ===========          ===========           ===========              =======


                                  - Continued -

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                Six and Three months ended June 30, 1997 and 1996
                                   (Unaudited)



                                              Six months           Six months          Three months         Three months
                                                 ended               ended                ended                 ended
                                             June 30, 1997         June 30, 1996       June 30, 1997        June 30, 1996
                                             -------------         -------------       -------------        -------------
INCOME (LOSS)
   FROM OPERATIONS                            $  4,713,836          $ (2,617,242)       $  2,040,592           $ (985,703)

OTHER INCOME (EXPENSES)
   Interest income                               1,138,961                11,020             641,741               11,020
   Other                                           167,573                   -                19,190                  -
   Effect of converting foreign
      currency for financial
      reporting purposes                           106,301               114,630             (99,048)             202,150
                                              ------------           -----------         -----------          -----------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES AND MINORITY
   INTEREST                                      6,126,671            (2,491,592)          2,602,475             (772,533)

PROVISION FOR
   INCOME TAXES                                        -                     -                   -                    -
                                              ------------         -------------        ------------           ----------


INCOME (LOSS) BEFORE
   MINORITY INTEREST                             6,126,671            (2,491,592)          2,602,475             (772,533)

MINORITY INTEREST                                 (255,989)                2,933            (141,893)               2,933
                                               -----------         --------------        -----------         ------------

NET INCOME (LOSS)                             $  5,870,682           $(2,488,659)       $  2,460,582            $(769,600)
                                               ===========             =========         ===========             ========

Earnings (loss) per share of
   common stock outstanding                          $0.30                $(0.13)              $0.13               $(0.04)
                                                      ====                  ====                ====                 ====

Weighted-average number
   of shares outstanding                        19,366,515            19,075,016          19,654,514           19,075,016
                                                ==========            ==========          ==========           ==========


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)




                                                                          Six months             Six months
                                                                             ended                  ended
                                                                          June 30, 1997          June 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES                                      -------------          -------------
   Net income (loss)                                                         $5,870,682            $(2,488,659)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Minority interest                                                      255,989                 (2,933)
         Depreciation and amortization                                          259,188                 71,335
         Effect of converting foreign
            currency for financial reporting purposes                          (137,358)               (48,325)
         Compensation expense on common stock
            issued at less than "fair value" for
            recapitalization and consulting expenses                             76,641                    -
         (Increase) decrease in
            Accounts receivable - trade                                        (637,296)                   -
            Refundable value added taxes                                       (831,314)                (2,919)
            Inventory                                                       (16,956,467)                30,947
            Prepaid expenses and other assets                                (1,850,493)              (419,443)
            Restricted deposits                                              (2,060,122)            (2,811,625)
         Increase (decrease)
            Trade accounts payable                                           17,473,359              1,049,163
            Other accrued liabilities                                         2,577,908              1,670,545
                                                                            -----------            -----------
Net cash provided by operating activities                                     4,040,717             (2,951,914)
                                                                            -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to related parties                                            (442,050)              (648,404)
   Cash advanced to other unrelated entities                                   (238,413)                   -
   Cash advanced to directors                                                (2,855,353)            (7,243,933)
   Cash invested in other companies                                                 -                 (232,558)
   Cash paid for property, plant and equipment                               (2,962,094)              (246,201)
                                                                             ----------            -----------
Net cash used in investing activities                                        (6,497,910)            (8,371,096)
                                                                             ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Reduction of cash overdraft                                                 (444,348)              (362,393)
   Net change in short term note payable                                      7,187,858              3,941,664
   Principal advanced on long-term debt                                         384,616                    -
   Cash advances repaid to related parties                                     (685,012)                   -
   Cash received in initial capitalization of
      J. M. T. Duty Free Company, Limited                                             -              7,889,193
   Net change in hire-purchase agreement                                        (24,708)                97,556
                                                                           ------------          -------------
Net cash provided by financing activities                                     6,418,406             11,566,020
                                                                            -----------             ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                         3,961,213                243,010
Cash and cash equivalents at beginning of period                              1,140,832                455,093
                                                                            -----------           ------------

Cash and cash equivalents at end of period                                 $  5,102,045          $     698,103
                                                                            ===========           ============


                         - Continued -





            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)







                                                                                 Six months           Six months
                                                                                   ended                 ended
                                                                               June 30, 1997       June 30, 1996
SUPPLEMENTAL DISCLOSURES OF                                                    -------------       -------------
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period                                               $436,962              $3,824
                                                                                     =======               =====

      Income taxes paid (refunded)                                             $         -            $      -



                    KING POWER INTERNATIONAL GROUP CO., LTD.

                          Notes to Financial Statements



Note 1 - Basis of Presentation

King Power International Group Co., Ltd. (formerly Immune America, Inc.) (KPG) is incorporated under the laws of the State of Nevada. From inception through June 12, 1997, KPG had no significant assets, liabilities or business operations and was in search of a suitable business acquisition or merger candidate. As such, the Company was classified as a "development stage enterprise"

On June 12, 1997, KPG engaged in a step reverse merger transaction with the shareholders of J. M. T. Group Company, Ltd. and J. M. T. Duty Free Company, Ltd. (Thailand corporations) whereby an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 100.0% of the issued and outstanding shares of J. M. T. Group Company, Ltd. and 95.0% of the issued and outstanding shares of J. M. T. Duty Free Company, Ltd.

The June 12, 1997 reverse merger was treated as a recapitalization of KPG. Accordingly, the assets, liabilities and business operations of J. M. T. Group Company, Ltd. And J. M. T. Duty Free Company, Ltd. are recognized at historical cost. The combined historical financial statements of the KPG, J. M. T. Group Company, Ltd. and J. M. T. Duty Free Company, Ltd. become the historical financial statements of King Power International Group Co., Ltd.

Concurrent with the reverse merger, KPG changed its corporate name from Immune America, Inc. to King Power International Group Co., Ltd.

J. M. T. Group Company, Ltd. (JMT Group) is a Thailand corporation engaged in selling various souvenirs and consumer products in the international and domestic terminals of the various airports located within Thailand to the general public. JMT Group holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of this specific nature.

J. M. T. Duty Free Company, Ltd. (JMT Duty Free) is a Thailand corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thailand customs in various shops located in the international terminals of the various airports located within Thailand. JMT Duty Free holds a non-exclusive license to operate duty free shops from the Airports Authority of Thailand for shops of this specific nature.

JMT Group and JMT Duty Free operate in a home currency of the Thai Baht. All figures in the accompanying financial statements have been converted to US Dollars using the following conversion rates as provided to the Company by the Bank of Thailand:

               December 31, 1995                          25.20 Baht per $1
               June 30, 1996                              25.37 Baht per $1
               December 31, 1996                          25.62 Baht per $1
               June 30, 1997                              25.80 Baht per $1

JMT Group and JMT Duty Free use the US Dollar as their base product pricing method, thereby allowing for periodic currency fluctuation through conversion at the point of sale. All sales are made and collected in Thai Baht. Accordingly, the Company is at risk for currency translation between the point of sale and conversion of non-Thai Baht proceeds into local currency. Additionally, the Company pays for local goods and services in local currency and is not subject to currency conversion risk; however, all international purchases are also tied to US Dollar valuation and the Company is at foreign currency conversion risk at the time of payment. The gain or loss from foreign currency translations in the normal operations of JMT Group and JMT Duty Free is presented as a component of net revenues as, in management's opinion, this is an integral component of the Company's operations.

In converting the Company's operating subsidiaries' financial statements from local currency to US Dollars, changes caused by fluctuation in currency translation rates are presented separately as a component of Other income (expense) for financial statement purposes.

                       KING POWER INTERNATIONAL GROUP CO., LTD.


                      Notes to Financial Statements - Continued



Note 1 - Basis of Presentation - Continued

These financial statements reflect the books and records of King Power International Group Co., Ltd., J. M. T. Group Company, Ltd., and J. M. T. Duty Free Company, Ltd. for the periods ended June 30, 1997 and 1996, respectively, as if the businesses had been combined as of the beginning of the first period presented.. All significant intercompany transactions have been eliminated in combination. The consolidated entities are collectively referred to as Company.

During interim periods, the Company follows the accounting policies set forth in the individual audited financial statements of J. M. T. Group Company, Ltd. and
J. M. T. Duty Free Company, Ltd. in the Current Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 8-K/A filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet data was combined using the audited financial statements of the respective entities. The June 30, 1997 financial information was extracted from the combined unaudited financial statements from the respective entities, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Current Report Pursuant to
Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 8-K/A when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has a concentration of revenue sources related to 1) passenger and visitor populations within the domestic and international terminals of the various airports located within Thailand and 2) the respective licenses to operate the Company's various stores within these airports as granted by the Airports Authority of Thailand. An interruption of either of these components could have a significant financial impact on the operations of the Company. Management does not anticipate any interruption of either of these items in the foreseeable future.


Note 2 - Summary of Significant Accounting Policies

     1. Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

Foreign currency transactions are recorded at the average rate of exchange in effect at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the financial statement date. Exchange differences are recognized in the accompanying consolidated statements of operations.

                    KING POWER INTERNATIONAL GROUP CO., LTD.


                    Notes to Financial Statements - Continued



Note 2 - Summary of Significant Accounting Policies - Continued

2. Accounts and advances receivable

In the normal course of business, payment for goods sold in the Company's stores are made in either local or foreign currencies or through internationally issued bank or credit cards. Bank or credit card charges are pre-approved by the issuing entity prior to the completion of a sales transaction and are normally paid in local currency within three to fourteen days from the date of presentation by the Company to the issuing entity. Approximately 40.0% of the Company's sales, as of June 30, 1997, are made via bank or credit cards. Because of the potential credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3. Inventory

Inventory consists of goods purchased for resale and prepayment deposits made to secure certain international products purchased for for resale through the Company's duty free stores. These items are carried at the lower of cost or market using the weighted-average cost method.

4. Property, plant and equipment

Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

 5.    Income taxes

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 1997 and 1996, respectively, where material, deferred tax asset or liability accounts have been provided for temporary differences between financial reporting methods and statutory tax reporting methods. The Company files separate US tax returns for KPG and separate Thailand tax returns for JMT Group and JMT Duty Free in accordance with local laws and customs.

Due to the change in control related to the June 12, 1997 step reverse merger, KPG has no US net operating loss tax carryforwards available for future periods.

 6.    Earnings (loss) per share

Income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period.

7. Accounting principles adopted during the current year

During the first quarter of 1997, effective at the beginning of the quarter, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with the Standard, the Company adopted the policy of evaluating all qualifying assets as of the end of each reporting quarter. No adjustments for impairment were charged to operations during the first quarter of 1997.

                    KING POWER INTERNATIONAL GROUP CO., LTD.


                    Notes to Financial Statements - Continued



Note 3 - Refundable Value Added Taxes

Refundable Value Added Tax represents the excess of input tax (charged by suppliers of goods and services to the Company) over the output tax (charged by the Company to purchasers of goods and services). Per Thailand law, the value added tax is approximately 7.0% on the value added at each stage of production, distribution or sales to the point of ultimate consumption.


Note 4 - Restricted deposit

The restricted deposit represents amounts placed on deposit to secure the issuance of letters of guaranty required under the respective licenses issued by the Airports Authority of Thailand whereby JMT Group and JMT Duty Free were granted exclusive and non-exclusive licenses, respectively, to sell various products within the various airports in Thailand.


Note 5 - Common stock transactions

During the second quarter of 1997, KPG affected an approximate one for fifty reverse stock split. All share and per share amounts presented herein account for this action as of the first day of the first period presented. Further, the 18,800,000 shares issued to effect the recapitalization, as discussed below, are also presented as issued and outstanding as of the first day of the first period presented.

On May 5, 1997, KPG, under a Form S-8, Registration Statement Under The Securities Act of 1933, issued approximately 924,684 newly issued shares and 33,334 shares held in treasury to a party in conjunction with the recapitalization and reactivation costs necessary to complete the then-proposed step reverse merger transaction. This transaction was recorded at the `fair value' of the stock of approximately $0.08 per share (which approximates the closing price of the stock on the NASDAQ Electronic Bulletin Board) at the date of the transaction. The difference between this amount and the cash proceeds received by KPG is reflected in the accompanying statement of operations as compensation expense on common stock issued at less than `fair value' for recapitalization and reorganization expenses.

On June 12, 1997, KPG exchanged an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 100.0% of the issued and outstanding shares of J. M. T. Group Company, Ltd. and 95.0% of the issued and outstanding shares of J. M. T. Duty Free Company, Ltd. This step reverse merger was treated as a recapitalization of KPG. Accordingly, the assets, liabilities and business operations of J. M. T. Group Company, Ltd. And J. M. T. Duty Free Company, Ltd. are recognized at historical cost. The combined historical financial statements of the KPG, J. M. T. Group Company, Ltd. and J. M. T. Duty Free Company, Ltd. become the historical financial statements of King Power International Group Co., Ltd.

The remaining 5.0% of issued and outstanding stock of J. M. T. Duty Free Company, Ltd. which was not acquired by KPG is presented in the accompanying financial statements as Minority Interest.


Note 6 - Contingencies

On July 2, 1997, the Thailand government announced the change to a "Managed Float" system of currency conversion for the Thai Baht. This action caused a change in the US Dollar equivalent from approximately 25 Baht per US Dollar to approximately 30 Baht per US Dollar. Had this change been effect on June 30, 1997, the change would have created a charge to operations of approximately 3.12 million Baht or approximately $1.0 million US Dollars (approximately $(0.05) per share).

Part I - Item 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)   Results of Operations

JMT Duty Free began operations during the second quarter of 1996. The results for the six months ended June 30, 1997 show a continuing maturation and growth in the duty free section of the Company's stores in the various Thailand airports. Further growth is being experienced in general merchandise sales through the JMT Group stores in the same airports as a result of increased tourism and connecting passenger traffic through these facilities. Management anticipates that Thailand will continue to be a significant destination and transfer point for air travel throughout Asia.

For the six months ended June 30, 1997, the Company realized merchandise sale revenues of approximately $56.1 million as compared to approximately $17.6 million for the same period in 1996. This growth relates to the trends and business maturation as discussed above. The separate 1997 second quarter results show merchandise sales of approximately $28.8 million as compared to approximately $8.3 million for the same period in 1996. Much of this increase relates directly to the first full year of operations within JMT Duty Free. Additionally, airport passenger traffic during the second quarter of a Calendar Year is the weakest, based upon Company statistics, due to limited holiday travel and other events which curtail leisure travel in the Asian market.

Cost of sales for the six months ended June 30, 1997 and 1996, respectively, were approximately $44.0 and $17.9 million with gross margins of approximately 22.84% and (0.01)%. Excluding concession fees paid to the Airports Authority of Thailand, gross margins for the comparable six month periods were approximately 58.22% and 62.81%, respectively. The continuation of the maturing of the duty free operations were contributing factors to these fluctuations.

Direct selling expenses, excluding depreciation, reflect the maturation of the Company's business as they have improved from approximately 12.6% of merchandise sales ($2.22 million) for the six months ended June 30, 1996 to approximately 10.2% ($5.73 million) for the six months ended June 30, 1997. General and administrative expenses and interest expenses have fluctuated in relationship to the overall growth of the Company's operations and inventory positions. These items have been designated by management for constant and consistent review of these items to control unnecessary expenditures.

Overall net income for the six months ended June 30, 1997 was approximately $0.30 per share compared to approximately $(0.13) per share for the same period in June 30, 1996. Net income for the period ended June 30, 1997 was approximately $5.87 million as compared to a net loss of approximately $(2.49) for the same period in 1996.

(2)   Liquidity

As of June 30, 1997, the Company has negative working capital for the periods ended June 30, 1997 and 1996, respectively. The principal cause of this deficit is the existence of short-term bank debt used to finance inventory and operations. Management anticipates improvement in this area as sales continue to grow and operational needs stabilize. The Company achieved positive cash flows from operations of approximately $4.0 million during the first six months of 1997 as compared to cash used in operations of approximately $(2.95) during the same period of 1996.

The Company has identified specific needs for capital expenditures related to its various airport stores and to facilitate the acquisition of various management contracts, which remain under negotiation at this time, with various related parties controlling similar general merchandise and duty free operations within Thailand and other Asian countries. To fulfill these anticipated capital requirements, the Company is interviewing various investment banking institutions to facilitate the sale of Company securities totaling an estimated $50 million. Additional liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no definitive plans have been formulated by management.

Part II - Other Information


Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

June 22, 1997 Form 8-K/A to disclose step reverse merger to recapitalize the Company and acquire 100.0% of the issued and outstanding shares of J. M. T. Group Company, Ltd. and 95.0% of the issued and outstanding shares of J. M. T. Duty Free Company, Ltd.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KING POWER INTERNATIONAL GROUP CO., LTD.




August     11    , 1997                         /s/ Vichai Raksriaksorn
       ----------                 -------------------------------------------
                                                          Vichai Raksriaksorn
                                             President, Chairman of the Board
                                                                 and Director



August     11    , 1997                        /s/ Viratana Suntaranond
       ----------                  ------------------------------------------
                                                         Viratana Suntaranond
                                         Chief Financial Officer and Director