Form 10QSB/A
period 1997-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1997-08-15
CIK 787690

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-QSB/A



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
                                                                                 ============          ============



                                  - Continued -






            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 1997 and December 31, 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                   (Unaudited)                (Audited)
                                                                                     June 30,                 December 31,
                                                                                       1997                      1996
                                                                                 --------------            ------------
CURRENT LIABILITIES
   Cash overdraft                                                                 $     493,456           $     937,804
   Short-term note payable to bank                                                   12,840,822               5,652,964
   Current maturities of long-term debt                                                   9,802                     -
   Current maturities of hire-purchase payable                                           37,323                  63,488
   Accounts payable - trade
      Unrelated parties                                                              27,020,721               9,766,916
      Related parties                                                                 1,504,108               1,284,554
   Advances from related parties                                                            -                   685,012
   Other accrued liabilities
      Concession fees                                                                 1,669,980                     -
      Other                                                                           1,925,041               1,017,113
                                                                                    -----------             -----------
      Total current liabilities                                                      45,501,253              19,407,851
                                                                                     ----------              ----------

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                                            374,814                     -
   Hire-purchase payable                                                                 56,467                  55,010
                                                                                  -------------           -------------
      Total liabilities                                                              45,932,534              19,462,861
                                                                                     ----------              ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                       603,362                 350,096
                                                                                   ------------            ------------

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value.  100,000,000 shares
      authorized.  20,000,000 and 19,075,316 shares issued
      and outstanding, respectively.                                                     20,000                  19,075
   Additional paid-in capital                                                        19,194,350              19,258,069
   Accumulated deficit                                                               (9,469,679)            (15,340,361)
                                                                                    -----------              ----------
                                                                                      9,744,671               3,936,783
   Treasury stock - at cost (33,334 shares)                                                 -                    (6,000)
                                                                                     ----------                --------
      Total shareholders' equity                                                      9,744,671               3,930,783
                                                                                    -----------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $56,280,567             $23,743,740
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