Form 10QSB/A
period 1997-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1997-08-18
CIK 787690

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


Note 5 - Common stock transactions

During November 1996, KPG affected an approximate one for 120 reverse stock split. All share and per share amounts presented herein account for this action as of the first day of the first period presented. Further, the 18,800,000 shares issued to effect the recapitalization, as discussed below, are also presented as issued and outstanding as of the first day of the first period presented.

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

Overall net income for the six months ended June 30, 1997 was approximately $0.30 per share compared to approximately $(0.13) per share for the same period in June 30, 1996. Net income for the period ended June 30, 1997 was approximately $5.87 million as compared to a net loss of approximately ($2.49 million) for the same period in 1996.

(2)   Liquidity

As of June 30, 1997, the Company has negative working capital for the periods ended June 30, 1997 and 1996, respectively. The principal cause of this deficit is the existence of short-term bank debt used to finance inventory and operations. Management anticipates improvement in this area as sales continue to grow and operational needs stabilize. The Company achieved positive cash flows from operations of approximately $4.0 million during the first six months of 1997 as compared to cash used in operations of approximately ($2.95 million) during the same period of 1996.

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