Form 10QSB/A
period 1997-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1997-09-12
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------


(Mark one)
      XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
                                      1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 10, 1997: 20,000,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                 Form 10-QSB for the Quarter ended June 30, 1997

                                Table of Contents


                                                                          Page
Part I - Financial Information                                            ----

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        14


Part II - Other Information

  Item 1   Legal Proceedings                                                15

  Item 2   Changes in Securities                                            15

  Item 3   Defaults Upon Senior Securities                                  15

  Item 4   Submission of Matters to a Vote of Security Holders              15

  Item 5   Other Information                                                15

  Item 6   Exhibits and Reports on Form 8-K                                 15

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996


                                     ASSETS
                                     ------


                                                               (Unaudited)        (Audited)
                                                                June 30,         December 31,
                                                                 1997               1996
                                                                ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                    $  5,102,045    $  1,140,832
   Accounts receivable
      Trade                                                          710,630          73,334
      Refundable value added tax                                   1,753,933         922,619
      Related parties                                                516,211          74,161
      Other unrelated entities                                       238,413            --
      Directors                                                    4,731,517       1,876,164
   Inventories and purchase deposits                              24,042,894       7,086,427
   Prepaid expenses and other                                      1,012,896         371,782
                                                                ------------    ------------
      Total current assets                                        38,108,539      11,545,319
                                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
   Leasehold improvements                                          3,439,833       1,609,928
   Equipment and fixtures                                          1,527,974         851,627
   Building and land                                                 404,948            --
   Vehicles                                                          272,202         221,308
                                                                ------------    ------------
                                                                   5,644,957       2,682,863
   Less accumulated depreciation                                    (675,012)       (419,039)
                                                                ------------    ------------
      Net property, plant and equipment                            4,969,945       2,263,824
                                                                ------------    ------------

OTHER ASSETS
   Restricted deposit                                             11,607,573       9,547,451
   Other                                                           1,594,510         387,146
                                                                ------------    ------------
      Total other assets                                          13,202,083       9,934,597
                                                                ------------    ------------

TOTAL ASSETS                                                    $ 56,280,567    $ 23,743,740
                                                                ============    ============


                                  - Continued -



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 1997 and December 31, 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               (Unaudited)        (Audited)
                                                                                June 30,        December 31,
                                                                                 1997              1996
                                                                                ------------    ------------
CURRENT LIABILITIES
   Cash overdraft                                                               $    493,456    $    937,804
   Short-term note payable to bank                                                12,840,822       5,652,964
   Current maturities of long-term debt                                                9,802            --
   Current maturities of hire-purchase payable                                        37,323          63,488
   Accounts payable - trade
      Unrelated parties                                                           27,020,721       9,766,916
      Related parties                                                              1,504,108       1,284,554
   Advances from related parties                                                        --           685,012
   Other accrued liabilities
      Concession fees                                                              1,669,980            --
      Other                                                                        1,925,041       1,017,113
                                                                                ------------    ------------
      Total current liabilities                                                   45,501,253      19,407,851
                                                                                ------------    ------------

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                                         374,814            --
   Hire-purchase payable                                                              56,467          55,010
                                                                                ------------    ------------
      Total liabilities                                                           46,886,021      19,462,861
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                    603,362         350,096
                                                                                ------------    ------------

SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value.  100,000,000 shares
      authorized.  20,000,000 and 19,075,316 shares issued
      and outstanding, respectively                                                   20,000          19,075
   Additional paid-in capital                                                     19,194,350      19,258,069
   Accumulated deficit                                                            (9,469,679)    (15,340,361)
                                                                                ------------    ------------
                                                                                   9,744,671       3,936,783
   Treasury stock - at cost (33,334 shares)                                             --            (6,000)
                                                                                ------------    ------------
      Total shareholders' equity                                                   9,744,671       3,930,783
                                                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 56,280,567    $ 23,743,740
                                                                                ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Six and Three months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                           Six months    Six months      Three months   Three months
                                                             ended          ended           ended          ended
                                                          June 30, 1997  June 30, 1996   June 30, 1997  June 30, 1996
                                                          -------------  -------------   -------------  -------------
REVENUES
   Net merchandise sales                                  $ 56,127,714   $ 17,576,750    $ 28,808,787   $  8,284,026
   Gain on foreign exchange                                    902,754        254,233         807,078         90,831
                                                          ------------   ------------    ------------   ------------
      Total revenues                                        57,030,468     17,830,983      29,615,865      8,374,857
                                                          ------------   ------------    ------------   ------------

COST OF SALES
   Product costs                                            23,829,812      6,631,133      12,198,831      3,054,116
   Concession fees                                          20,173,375     11,320,052      10,372,566      4,979,905
                                                          ------------   ------------    ------------   ------------
      Total cost of sales                                   44,003,187     17,951,185      22,571,397      8,034,021
                                                          ------------   ------------    ------------   ------------

GROSS PROFIT                                                13,027,281       (120,202)      7,044,468        340,836
                                                          ------------   ------------    ------------   ------------

OPERATING EXPENSES
   Selling expenses
      Salaries and related costs                             3,660,426      1,840,636       2,059,375        986,321
      Other selling expenses                                 2,068,367        381,299       1,209,614        193,795
      Depreciation                                             259,188         71,335         132,434         35,484
   General and administrative expenses                       1,811,861        199,946       1,152,420        107,269
   Interest expense                                            436,962          3,824         373,392          3,670
   Compensation expense on common
      stock issued at less than "fair
      value" for recapitalization and
      consulting costs                                          76,641           --            76,641           --
                                                          ------------   ------------    ------------   ------------
      Total operating expenses                               8,313,445      2,497,040       5,003,876      1,170,501
                                                          ------------   ------------    ------------   ------------

INCOME (LOSS)
   FROM OPERATIONS                                        $  4,713,836   $ (2,617,242)   $  2,040,592   $   (985,703)
                                                          ============   ============    ============   ============


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                Six and Three months ended June 30, 1997 and 1996
                                   (Unaudited)


                                               Six months      Six months      Three months    Three months
                                                 ended            ended           ended           ended
                                               June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
INCOME (LOSS)
   FROM OPERATIONS                             $  4,713,836    $ (2,617,242)   $  2,040,592    $   (985,703)

OTHER INCOME (EXPENSES)
   Interest income                                1,138,961          11,020         641,741          11,020
   Other                                            167,573            --            19,190            --
   Effect of converting foreign
      currency for financial
      reporting purposes                            106,301         114,630         (99,048)        202,150
                                               ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES AND MINORITY
   INTEREST                                       6,126,671      (2,491,592)      2,602,475        (772,533)

PROVISION FOR
   INCOME TAXES                                        --              --              --              --
                                               ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
   MINORITY INTEREST                              6,126,671      (2,491,592)      2,602,475        (772,533)

MINORITY INTEREST                                  (255,989)          2,933        (141,893)          2,933
                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS)                              $  5,870,682    $ (2,488,659)   $  2,460,582    $   (769,600)
                                               ============    ============    ============    ============

Earnings (loss) per share of
   common stock outstanding                    $       0.30    $      (0.13)   $       0.13    $      (0.04)
                                               ============    ============    ============    ============

Weighted-average number
   of shares outstanding                         19,366,515      19,075,016      19,654,514      19,075,016
                                               ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                                     Six months      Six months
                                                                       ended           ended
                                                                    June 30, 1997    June 30, 1996
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $  5,870,682    $ (2,488,659)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Minority interest                                                255,989          (2,933)
         Depreciation and amortization                                    259,188          71,335
         Effect of converting foreign
            currency for financial reporting purposes                    (137,358)        (48,325)
         Compensation expense on common stock
            issued at less than "fair value" for
            recapitalization and consulting expenses                       76,641            --
         (Increase) decrease in
            Accounts receivable - trade                                  (637,296)           --
            Refundable value added taxes                                 (831,314)         (2,919)
            Inventory                                                 (16,956,467)         30,947
            Prepaid expenses and other assets                          (1,850,493)       (419,443)
            Restricted deposits                                        (2,060,122)     (2,811,625)
         Increase (decrease) in
            Trade accounts payable                                     17,473,359       1,049,163
            Other accrued liabilities                                   2,577,908       1,670,545
                                                                     ------------    ------------
Net cash provided by operating activities                               4,040,717      (2,951,914)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to related parties                                      (442,050)       (648,404)
   Cash advanced to other unrelated entities                             (238,413)           --
   Cash advanced to directors                                          (2,855,353)     (7,243,933)
   Cash invested in other companies                                          --          (232,558)
   Cash paid for property, plant and equipment                         (2,962,094)       (246,201)
                                                                     ------------    ------------
Net cash used in investing activities                                  (6,497,910)     (8,371,096)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Reduction of cash overdraft                                           (444,348)       (362,393)
   Net change in short term note payable                                7,187,858       3,941,664
   Principal advanced on long-term debt                                   384,616            --
   Cash advances repaid to related parties                               (685,012)           --
   Cash received in initial capitalization of
      J. M. T. Duty Free Company, Limited                                    --         7,889,193
   Net change in hire-purchase agreement                                  (24,708)         97,556
                                                                     ------------    ------------
Net cash provided by financing activities                               6,418,406      11,566,020
                                                                     ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                   3,961,213         243,010
Cash and cash equivalents at beginning of period                        1,140,832         455,093
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $  5,102,045    $    698,103
                                                                     ============    ============


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                  Six months      Six months
                                                    ended           ended
                                                 June 30, 1997   June 30, 1996
                                                 -------------   -------------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period           $      436,962       $3,824
                                                ==============       ======

      Income taxes paid (refunded)              $         --         $ --
                                                ==============       ======





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

               December 31, 1995                    25.20 Baht per $1
               June 30, 1996                        25.37 Baht per $1
               December 31, 1996                    25.62 Baht per $1
               June 30, 1997                        25.80 Baht per $1

                    KING POWER INTERNATIONAL GROUP CO., LTD.

Note 1 - Basis of Presentation - Continued

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

                    KING POWER INTERNATIONAL GROUP CO., LTD.

Note 1 - Basis of Presentation - Continued

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


Note 2 - Summary of Significant Accounting Policies

1. Cash and cash equivalents
   -------------------------
   The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

2. Accounts and advances receivable
   --------------------------------
   In the normal course of business, payment for goods sold in the Company's stores are made in either local or foreign currencies or through internationally issued bank or credit cards. Bank or credit card charges are pre-approved by the issuing entity prior to the completion of a sales transaction and are normally paid in local currency within three to fourteen days from the date of presentation by the Company to the issuing entity. Approximately 40.0% of the Company's sales, as of June 30, 1997, are made via bank or credit cards. Because of the potential credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3. Inventory
   ---------
   Inventory consists of goods purchased for resale and prepayment deposits made to secure certain international products purchased for for resale through the Company's duty free stores. These items are carried at the lower of cost or market using the weighted-average cost method.

                    KING POWER INTERNATIONAL GROUP CO., LTD.

Note 2 - Summary of Significant Accounting Policies - Continued

4. Property, plant and equipment
   -----------------------------
   Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

   Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5. Income taxes
   ------------
   The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 1997 and 1996, respectively, where material, deferred tax asset or liability accounts have been provided for temporary differences between financial reporting methods and statutory tax reporting methods. The Company files separate US tax returns for KPG and separate Thailand tax returns for JMT Group and JMT Duty Free in accordance with local laws and customs.

   Due to the change in control related to the June 12, 1997 step reverse merger, KPG has no US net operating loss tax carryforwards available for future periods.

6. Earnings (loss) per share
   -------------------------
   Income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period.

7. Accounting principles adopted during the current year
   -----------------------------------------------------
   During the first quarter of 1997, effective at the beginning of the quarter, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with the Standard, the Company adopted the policy of evaluating all qualifying assets as of the end of each reporting quarter. No adjustments for impairment were charged to operations during either of the first two quarters of 1997.


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

                    KING POWER INTERNATIONAL GROUP CO., LTD.

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

On May 5, 1997, KPG, under a Form S-8, Registration Statement Under The Securities Act of 1933, issued approximately 924,684 newly issued shares and 33,334 shares held in treasury to a party in conjunction with the recapitalization and reactivation costs necessary to complete the then-proposed step reverse merger transaction. This transaction was recorded at the 'fair value' of the stock of approximately $0.08 per share (which approximates the closing price of the stock on the NASDAQ Electronic Bulletin Board) at the date of the transaction. The difference between this amount and the cash proceeds received by KPG is reflected in the accompanying statement of operations as compensation expense on common stock issued at less than 'fair value' for recapitalization and reorganization expenses.

On June 12, 1997, KPG exchanged an aggregate of approximately 18,800,000 shares of restricted, unregistered common stock was exchanged for 100.0% of the issued and outstanding shares of J. M. T. Group Company, Ltd. and 95.0% of the issued and outstanding shares of J. M. T. Duty Free Company, Ltd. This step reverse merger was treated as a recapitalization of KPG. Accordingly, the assets, liabilities and business operations of J. M. T. Group Company, Ltd. And J. M. T. Duty Free Company, Ltd. are recognized at historical cost. The combined historical financial statements of the KPG, J. M. T. Group Company, Ltd. and J.
M. T. Duty Free Company, Ltd. become the historical financial statements of King Power International Group Co., Ltd.

The remaining 5.0% of issued and outstanding stock of J. M. T. Duty Free Company, Ltd. which was not acquired by KPG is presented in the accompanying financial statements as Minority Interest.

Note 6 - Income Taxes

As discussed in Note 2-5, KPG, JMT Group and JMT Duty Free file separate income tax returns in either the United States, in the case of KPG, or Thailand, in the cases of JMT Group and JMT Duty Free. JMT Group has a net operating loss carryforward which may be utilized to offset future Thailand income taxes. As of June 30, 1997, this net loss carryforward was approximately 344,355,500 Thai Baht or approximately $13,347,000 in equivalent US Dollars.

The deferred tax asset related to the net operating loss of JMT Group has been fully reserved as of June 30, 1997 due to the uncertainty of ultimate realization of the benefits of the net operating loss carryforward.

Due to the availability of the JMT Group net operating loss and the respective operations of KPG and JMT Duty Free, no provision for income taxes has been provided for the periods reflected in the accompanying financial statements.

Note 7 - Contingencies

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

(2)   Liquidity

As of June 30, 1997, the Company has negative working capital for the periods ended June 30, 1997 and 1996, respectively. The principal cause of this deficit is the existence of short-term bank debt used to finance inventory and operations. Management anticipates improvement in this area as sales continue to grow and operational needs stabilize. The Company achieved positive cash flows from operations of approximately $4.0 million during the first six months of 1997 as compared to cash used in operations of approximately $(2.95) during the same period of 1996. Further, JMT Group has a net operating loss carryforward of approximately $13 million (US Dollars) to offset future Thailand income taxes, if any, in future periods.

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

                                        KING POWER INTERNATIONAL GROUP CO., LTD.




September     11    , 1997              /s/ Vichai Raksriaksorn
          ----------                    ----------------------------------------
                                            Vichai Raksriaksorn
                                            President, Chairman of the Board
                                            and Director



September     11    , 1997             /s/  Viratana Suntaranond
          ----------                   -----------------------------------------
                                            Viratana Suntaranond
                                            Chief Financial Officer and Director