Form 10QSB
period 1997-09-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1997-11-14
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(Mark One)

     XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended September 30, 1997

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

--------------------------------------------------------------------------------

                        Commission File Number: 33-10281

                    KING POWER INTERNATIONAL GROUP CO., LTD.
        (Exact name of small business issuer as specified in its charter)



        Nevada                                                 75-2641513.
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)



  Bangkok International Airport Building, Vibhavadi Road, Bangkok 10210 Thailand
  ------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                   (662) 996-8004
                                   --------------
                           (Issuer's telephone number)

                                   Copies to:
                              Boonsri Techavarutama
                              22nd Floor, CTI Tower
                          191/41 New Ratchadapisek Road
                       Klongtoey, Bangkok 10110, Thailand
                     Telephone: (662) 661-9510-3, 261-1251-4
                            Facsimile: (662) 261-1255


--------------------------------------------------------------------------------

Check  whether the issuer (1) filed all reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                              YES X   NO
                                                                 -----  -----


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                                                  August 18, 1997: 20,250,000

Transitional Small Business Disclosure Format (check one):    YES     NO    X  .
                                                                 -----   -------

                    KING POWER INTERNATIONAL GROUP CO., LTD.

              Form 10-QSB for the Quarter ended September 30, 1997
                                Table of Contents



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

Part 1 - Item 1
Financial Statements


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                  September 30,

                                     ASSETS
                                                    1997              1996
                                                      $                 $
                                                 -------------    --------------

CURRENT ASSETS

     Cash and cash equivalents                      1,322,822            682,916

     Accounts receivable

         Trade                                      1,270,112             57,897

         Refundable value added tax                 1,404,092            339,068

         Related parties                            2,080,360            767,113

         Other unrelated entities                     451,151                  -

         Directors                                  4,061,521          1,742,327

     Inventories and purchase deposits             20,411,968          1,586.951


     Prepaid expenses and other                     1,432,852            293,055
                                                   ----------         ----------

         Total current assets                      32,434,878          5,469,327
                                                   ----------         ----------
PROPERTY, PLANT AND EQUIPMENT

     Leasehold improvements                         2,135,944            521,635

     Leasehold improvements in process                323,212            178,678

     Equipment and fixtures                         1,159,316            576,308

     Building and land                                286,080                  -

     Vehicles                                         380,386            119,607
                                                   ----------         ----------
                                                    4,284,938          1,396,228

     Less accumulated depreciation                   (813,105)         (360,918)
                                                   ----------         ----------
         Net property, plant and equipment          3,471,833          1,035,310
                                                   ----------         ----------
OTHER ASSETS

     Restricted deposit                             8,319,997          7,594,355

     Other                                          1,173,110            343,043
                                                   ----------         ----------
         Total other assets                         9,493,107          7,937,398
                                                   ----------         ----------

TOTAL ASSETS                                       45,399,818         14,442,035
                                                   ==========         ==========

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.



KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  September 30,

                       LIABILITY AND SHAREHOLDERS' EQUITY

                                                                                 1997              1996
                                                                                   $                 $
                                                                            ----------------------------------

CURRENT LIABILITIES
     Cash overdraft                                                              7,861,926         675,428
     Short-term note payable to bank                                             2,190,581       3,933,910
     Promissory note                                                               547,645         786,782
     Current maturities of long-term debt                                          270,532         178,678
     Current maturities of hire-purchase payable                                    71,302          26,554
     Accounts payable - trade
          Unrelated parties                                                     22,557,315       3,841,340
          Related parties                                                          165,823       1,252,823
          Other companies                                                          278,574               -
     Advances from related parties                                                 130,066               -
     Other accrued liabilities
          Concession fees                                                        1,608,074       1,744,556
          Other                                                                  1,300,256         167,145
                                                                                ----------      ----------

          Total current liabilities                                             36,982,094      12,607,216
                                                                                ----------      ----------

LONG-TERM LIABILITIES
     Long-term loan from affiliated company                                      1,180,449               -
     Other liabilities                                                              49,178          53,358
     Long-term debt, net of current maturities                                           -               -
     Hire-purchase payable                                                               -          44,257
                                                                                ----------      ----------

          Total liabilities                                                     38,211,721      12,704,831
                                                                                ----------      ----------


COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST
SHAREHOLDERS' EQUITY                                                               342,618         382,083
                                                                                ----------      ----------
Common stock - $0.001 par value.  100,000,000 shares
      authorized.  20,250,000 and 19,075,000 shares issued
      and outstanding, respectively.                                                20,250          19,075
Additional paid-in capital                                                      15,619,158      19,263,086
Accumulated deficit                                                             (8,793,929)    (17,921,040)
                                                                                ----------      ----------
                                                                                 6,845,479       1,361,121
Treasury stock - at cost (33,334 shares)                                                 -          (6,000)
                                                                                ----------      ----------

          Total shareholders' equity                                             6,845,479       1,355,121
                                                                                ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      45,399,818      14,442,035
                                                                                ----------      ----------
The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.



                                          KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Nine and Three months ended September 30, 1997 and 1996

                                         Nine months        Nine months         Three months      Three months
                                            ended              ended               ended             ended
                                        Sept.30, 1997      Sept.30, 1996        Sept.30, 1997     Sept.30, 1996
                                              $                  $                   $                  $
                                        -------------       --------------      ----------       ----------

REVENUES
     Net merchandise sales                 79,077,064           28,499,141      22,949,350       10,922,391
     Gain on foreign exchange                 609,731              379,728        (293,023)         125,495
                                        -------------       --------------      ----------       ----------

       Total revenues                      79,686,795           28,878,869      22,656,327       11,047,886
                                        -------------       --------------      ----------       ----------

COST OF SALES
     Product costs                         32,853,591           10,189,117       9,023,779        3,557,984
     Concession fees                       28,656,922           15,660,171       8,483,547        4,340,119
                                        -------------        -------------      ----------       ----------

         Total cost of sales               61,510,513           25,849,288      17,507,326        7,898,103
                                        -------------        -------------      ----------       ----------

GROSS PROFIT                               18,176,282            3,029,581       5,149,001        3,149,783
                                        -------------        -------------      ----------       ----------

OPERATING EXPENSES
     Selling expenses
         Salaries and related costs         5,238,043            2,790,168       1,577,617          949,533
         Other selling expenses             2,079,507              683,609          11,140          302,309
         Realized loss on foreign exchange    895,714                    -         895,714                -
         Depreciation                         655,430              119,324         396,242           47,989
     General and administrative expenses    3,776,770              347,057       1,964,909          147,111
     Interest expense                         839,007              386,972         402,045          383,148
     Compensation expense on common
         stock issued at less than "fair
         value" for recapitalization and
         consulting costs                      76,641                    -               -                -
                                        -------------        -------------      ----------       ----------

Total operating expenses                   13,561,112            4,327,130       5,247,667        1,830,090
                                        -------------        -------------      ----------       ----------

INCOME (LOSS)

   FROM OPERATIONS                          4,615,170           (1,297,549)        (98,666)       1,319,693
                                        =============        =============      ==========       ==========
                                  - Continued -
The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.



                                           KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                      UNAUDITED  CONSOLIDATED  STATEMENTS  OF OPERATIONS -   CONTINUED
                                            Nine and Three months  ended  September 30, 1997 and 1996


                                          Nine months         Nine months       Three months         Three months
                                             ended              ended              ended               ended
                                         Sept.30, 1997       Sept.30, 1996      Sept.30, 1997       Sept.30, 1996
                                               $                   $                   $                   $
                                         ----------          --------------     ----------          ----------

INCOME (LOSS)
   FROM OPERATIONS                        4,615,170          (1,297,549)           (98,666)          1,319,693

OTHER INCOME (EXPENSES)
     Interest income                      1,290,538             378,588            151,577             367,568
     Other                                  286,212               4,134            118,639               4,134
     Effect of converting foreign
       currency for financial
         reporting purposes              (1,571,766)                  -         (1,678,067)           (114,630)
     Unrealized loss on foreign exchange (1,093,962)                  -         (1,093,962)                  -
                                         ----------           ---------         ----------          ----------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES AND MINORITY
   INTEREST                               3,526,192            (914,827)        (2,600,479)          1,576,765


PROVISION FOR
   INCOME TAXES                                   -                   -                  -                   -
                                         ----------          ----------         ----------          ----------

INCOME (LOSS) BEFORE
   MINORITY INTEREST                      3,526,192            (914,827)        (2,600,479)          1,576,765

MINORITY INTEREST                           (97,014)              8,388            158,975             (11,321)
                                         ----------          ----------         ----------          ----------

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                     3,429,178            (906,439)        (2,441,504)          1,565,444

EXTRAORDINARY ITEM
  Unrealized loss on foreign exchange
  from Baht devaluation                  (1,418,401)                  -         (1,418,401)                  -
                                         ----------          ----------         ----------          ----------
NET INCOME (LOSS)                         2,010,777            (906,439)        (3,859,905)          1,565,444
                                         ----------          ----------         ----------          ----------
Earnings (loss) per share of
   common stock outstanding                    0.10               (0.05)             (0.19)               0.08
                                         ----------          ----------         ----------          ----------
Weighted-average number
   of shares outstanding                 19,629,448          19,366,515         20,146,739          19,654,514
                                         ----------          ----------         ----------          ----------

The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                                       KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Nine months ended September 30, 1997 and 1996


                                                                                   1997              1996
                                                                                     $                 $
                                                                               -----------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                           2,010,777        (906,439)
     Adjustments to reconcile net income to net cash
       provided by operating activities
         Minority interest                                                          97,014          (8,388)
         Depreciation and amortization                                             655,431         119,324
         Effect of converting foreign
             currency for financial reporting purposes                          (1,571,766)        447,010
            Unrealized loss on foreign exchange                                 (1,093,962)
            Unrealized loss on foreign exchange from Baht devaluation           (1,418,401)
            Compensation expense on common stock
             issued at less than "fair value" for
             recapitalization and consulting expenses                               76,641               -
           (Increase) decrease in
            Accounts receivable - trade                                         (1,196,778)        (57,897)
            Refundable value added taxes                                          (481,473)       (339,068)
            Inventory                                                          (13,325,541)       (950,462)
            Prepaid expenses and other assets                                   (1,061,070)       (293,055)
            Restricted deposits                                                  1,227,454      (7,337,297)
           Increase (decrease)
            Trade accounts payable                                              14,582,021         999,324
            Other accrued liabilities                                            1,891,218       1,663,920
                                                                               -----------      ----------
Net cash provided by operating activities                                          391,565      (6,663,028)
                                                                               -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash advanced to related parties                                           (2,006,199)       (767,112)
     Cash advanced to other unrelated entities                                    (451,151)              -
     Cash advanced to directors                                                 (2,185,357)     (4,173,429)
     Cash invested in other companies                                           (1,602,074)       (697,609)
     Cash paid for property, plant and equipment                                  (872,194)        (48,871)
                                                                               -----------      ----------
Net cash used in investing activities                                           (7,116,975)     (5,687,021)
                                                                               -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Reduction of cash overdraft                                                 6,924,122         313,035
     Net change in short term note payable                                      (3,462,384)      3,933,910
     Principal advanced on long-term debt                                          547,645         786,782
     Cash advances repaid to related parties                                      (554,946)              -
     Principal advanced on long-term debt                                          270,532         178,679
     Principal advanced on long-term loan from related party                     1,180,449               -
     Net change in hire-purchase agreement                                         (47,196)         70,810
     Net change in other long-term liabilities                                      49,178          53,358
     Increased in common stock                                                         250               -
     Increased in additional-paid in capital                                     1,999,750       7,241,298
                                                                               -----------      ----------
Net cash provided by financing activities                                        6,907,400      12,577,872
                                                                               -----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                              181,990         227,823
Cash and cash equivalents at beginning of period                                 1,140,832         455,093
                                                                               -----------      ----------

Cash and cash equivalents at end of period                                       1,322,822         682,916
                                                                               ===========      ==========
                                  - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                                          KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                    UNAUDITED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS -    CONTINUED
                                               Nine months  ended  September  30,   1997 and 1996


                                                                                   1997           1996
                                                                                    $               $
                                                                                ----------      ----------


SUPPLEMENTAL DISCLOSURES OF
  INTEREST AND INCOME TAXES PAID
      Interest paid during the period                                              839,007         436,962
                                                                                ==========      ==========
      Income taxes paid (refunded)                                                       -               -
                                                                                ===========     ==========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.




                    KING POWER INTERNATIONAL GROUP CO., LTD.
                          Notes to Financial Statements



Note 1 - Basis of Presentation

King Power  International  Group Co., Ltd. (formerly Immune America,  Inc.)
(KPG) is incorporated under the laws of the State of Nevada. From inception through June 12, 1997, KPG had no significant assets, liabilities or business operations and was in search of a suitable business acquisition or merger candidate. As such, the Company was classified as a "development stage enterprise".

On June 12, 1997, KPG engaged in a step reverse merger transaction with the shareholders of J. M. T. GroupCompany Limited and J. M. T. Duty Free Company Limited (Thai corporations) whereby an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 100.0% of the issued and outstanding shares of J. M. T. Group Company Limited and 95.0% of the issued and outstanding shares of J. M. T. Duty Free Company Limited.

The  June  12,  1997  reverse  merger  was  treated  as  a  recapitalization  of
KPG.  Accordingly,   the  assets,liabilities  and business  operations of
J. M. T. Group Company Limited and J. M. T. Duty Free Company Limited are recognized at historical cost. The combined historical financial statements of the KPG, J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited become the historical financial statements of King Power International Group Company Limited.

Concurrent with the reverse merger, KPG changed its corporate name from Immune America, Inc. to King Power International Group Company Limited.

J.M.T. Group Company Limited (JMT Group) is a Thai corporation engaged in selling various souvenirs and consumer products in the international and domestic terminals of the various airports located within Thailand to the general public. JMT Group holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of this specific nature.

J. M. T. Duty Free Company Limited (JMT Duty Free) is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in various shops located in the international terminals of the various airports located within Thailand. JMT Duty Free holds a non-exclusive license to operate duty free shops from the Airports Authority of Thailand for all shops of this specific nature.

JMT Group and JMT Duty Free operate in a home currency of the Thai Baht. All figures in the accompanying financial statements have been converted to US Dollars using the following conversion rates as provided to the Company by the Bank of Thailand:

                       June 30, 1996                           25.37 Baht per $1
                       September 30,1996                       25.42 Baht per $1
                       June 30, 1997                           25.80 Baht per $1
                       September 30, 1997                      36.52 Baht per $1

JMT Group and JMT Duty Free use the US Dollar as their base product pricing method, thereby allowing for periodic currency fluctuation through conversion at the point of sale. Majority of the sales made and collected are in Thai Baht. Accordingly, the Company is at risk for currency translation between the point of sale and conversion of non-Thai Baht proceeds into local currency. Additionally, the Company pays for local goods and services in local currency and is not subject to currency conversion risk; however, all international purchases are also tied to US Dollar valuation and the Company is at foreign currency conversion risk at the time of payment. The gain or loss from foreign currency translations in the normal operations of JMT Group and JMT Duty Free is presented as a component of net revenues as, in management's opinion, this is an integral component of the Company's operations.

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

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                          Notes to Financial Statements


Note 1 - Basis of Presentation - Continued

These financial statements reflect the books and records of King Power International Group Company Limited, J.M.T. Group Company Limited, and J.M.T. Duty Free Company Limited for the periods ended September 30, 1997 and 1996, respectively, as if the businesses had been combined as of the beginning of the first period presented. All significant inter-company transactions have been eliminated in combination. The consolidated entities are collectively referred to as Company.

During interim periods, the Company follows the accounting policies set forth in the individual audited financial statements of J.M.T. Group Company Limited and
J. M.T. Duty Free Company Limited in the Current Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 8-K/A filed with the Securities and Exchange Commission. The September 30, 1997 financial information was extracted from the combined unaudited financial statements from the respective entities, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Current Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 8-K/A when reviewing the interim financial results presented herein.

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

The exchange differences resulting from the severe depreciation of a Thai Baht currency on July 2, 1997, against which there is not practical means of hedging and that affects the liabilities which cannot be settled and which arise directly on the recent acquisition of an asset invoiced in a foreign currency, are included in the carrying amount of the related assets, provided that the adjusted carrying amount does not exceed the lower of the replacement cost and the amount recoverable from the sale or use of the asset.

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                    Notes to Financial Statements - Continued

Note 2 - Summary of Significant Accounting Policies - Continued


     2. Accounts and advances receivable

In the normal course of business, payment for goods sold in the Company's stores are made in either local or foreign currencies or through internationally issued bank or credit cards. Bank or credit card charges are pre-approved by the issuing entity prior to the completion of a sales transaction and are normally paid in local currency within three to fourteen days from the date of presentation by the Company to the issuing entity. Approximately 40.0% of the Company's sales, as of September 30, 1997, are made via bank or credit cards. Because of the potential credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     3. Inventory

Inventory consists of goods purchased for resale and prepayment deposits made to secure certain international products purchased for resale through the Company's duty free stores. These items are carried at the lower of cost or market using the weighted-average cost method.

     4. Property, plant and equipment

Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

     5. Income taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 1997 and 1996 respectively, where material, deferred tax asset or liability accounts have been provided for temporary differences between financial reporting methods and statutory tax reporting methods. The Company files separate US tax returns for KPG and separate Thailand tax returns for JMT Group and JMT Duty Free in accordance with local laws and customs.

Due to the change in control related to the June 12, 1997 step reverse merger, KPG has no US net operating loss tax carry forwards available for future periods.

     6.  Earnings (loss) per share

Income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period.

     7. Accounting principles adopted during the current year

During the first quarter of 1997, effective at the beginning of the quarter, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with the Standard, the Company adopted the policy of evaluating all qualifying assets as of the end of each reporting quarter. No adjustments for impairment were charged to operations during the first, the second, and the third quarter of 1997.

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                    Notes to Financial Statements - Continued

Note 3 - Refundable Value Added Taxes

Refundable Value Added Tax represents the excess of input tax (charged by suppliers of goods and services to the Company) over the output tax (charged by the Company to purchasers of goods and services). Per Thailand law, the value added tax is approximately 10% (7% for the period as from January 1, 1997 to August 15, 1997) on the value added at each stage of production, distribution or sales to the point of ultimate consumption.


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

On May 5, 1997, KPG, under a Form S-8, Registration Statement Under The Securities Act of 1933, issued approximately 924,684 newly issued shares and 33,334 shares held in treasury to a party in conjunction with the recapitalization and reactivating costs necessary to complete the then-proposed step reverse merger transaction. This transaction was recorded at the `fair value' of the stock of approximately $0.08 per share (which approximates the closing price of the stock on the NASDAQ Electronic Bulletin Board) at the date of the transaction. The difference between this amount and the cash proceeds received by KPG is reflected in the accompanying statement of operations as compensation expense on common stock issued at less than `fair value' for recapitalization and reorganization expenses.

On June 12, 1997, KPG exchanged an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 100.0% of the issued and outstanding shares of J.M.T. Group Company Limited and 95.0% of the issued and outstanding shares of J.M.T.Duty Free Company Limited. This step reverse merger was treated as a recapitalization of KPG. Accordingly, the assets, liabilities and business operations of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited are recognized at historical cost. The combined historical financial statements of the KPG, J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited become the historical financial statements of King Power International Group Company Limited.

The remaining 5.0% of issued and outstanding stock of J.M.T. Duty Free Company Limited which was not acquired by KPG is presented in the accompanying financial statements as Minority Interest.

On August 18, 1997, the Company sold 250,000 newly issued shares of common stock to Tower Hill Group Limited (125,000 shares) and Wonfield Investments Limited (125,000 shares), with both entities located in Taipei, Taiwan, Republic of China at a price of $8.00 per share. The total consideration received for such shares was $2,000,000 of the newly issued share, 125,000 shares were placed in escrow until May 1, 1998 subject to an additional payment of $4.00 per share on the total of 250,000 shares issued or $1,000,000 in the event that the earnings per share for the Company are at least $1.01 per share for the calendar year ending December 31, 1997. If the earnings per share are below $1.01 per share, then the escrow shares are to be released to the purchasers without further consideration. No underwriter or placement agent was used. The sale was conducted pursuant to regulation promulgated under the United States Securities Act of 1933, as amended. Accordingly, the shares were sold to Non-US persons and entities in transactions outside the United States.

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                    Notes to Financial Statements - Continued

Note 6 - Income Taxes

As discussed in Note 2-5, KPG, JMT Group and JMT Duty Free file separate income tax returns in either the United States, in the case of KPG, or Thailand, in the cases of JMT Group and JMT Duty Free. JMT Group has a net operating loss carry forward which may be utilized to offset future Thailand income taxes. As of September 30, 1997, this net loss carry forward was approximately 321.15 million Baht of approximately $ 8.79 million in equivalent US Dollars.

The deferred tax asset related to the net operating loss of JMT Group has been fully reserved as of September 30, 1997 due to the uncertainty of ultimate realization of the benefits of the net operating loss carry forward.

Due to the availability of the JMT Group net operating loss and the respective operations of KPG and JMT Duty Free, no provision for income taxes has been provided for the periods reflected in the accompanying financial statements.


Note 7 - Contingencies and Extraordinary item - unrealized loss on currency exchange rate

On July 2, 1997, the Thailand government announced the change to a "Managed Float" system of currency conversion for the Thai Baht. This action caused a change in the US Dollar equivalent from approximately 25 Baht per US Dollar to approximately 28.90 Baht per US Dollar. Had this change been effect on September 30, 1997, the change would have created a charge to operations of approximately
51.80 million Baht or approximately 1.41 million US Dollars (approximately $(0.07) per share).


Note 8 - The change in the subsidiary companies' names

On 30th September and 9th September, 1997, the subsidiary companies, "J.M.T. Group Company Limited" and J.M.T. Duty Free Company Limited changed their names to "King Power Tax Free Company Limited" and "King Power Duty Free Company Limited", respectively.

Part I - Item 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(1)   Effect on the Change in Foreign Currency  Exchange System

On the 2nd July, 1997, the Thai government announced the change of foreign currency conversion to a "Managed Float" system. Those two subsidiary company, KPG Duty Free Company Limited (J.M.T. Duty Free Co., Ltd.) and KPG Tax Free Company Limited (J.M.T. Group Co., Ltd.) have to suffer the loss on exchange rate from the debt settlement after the devaluation date. In order to cope with and compensate for this loss situation, the management of those companies decides to include the effect of Baht devaluation in setting the retail price and to change the retail pricing policy of King Power Duty Free Company Limited to set all the retail price as US Dollar instead of as Thai Baht.

The result of Thai Baht devaluation will attract and promote the tourism in Thailand, and affect the increase in sales volume of both companies in Thailand. The unrealized loss on foreign exchange of US $ 4.08 million was separately presented in the statement of income for the fair determination of net realized income for the quarter ended September 30, 1997.

(2)   Results of Operations

King Power Duty Free (JMT Duty Free) began operations during the second quarter of 1996. The results for the nine months ended September 30, 1997 show a continuing maturation and growth in the duty free section of the Company's stores in the various Thailand airports. Further growth is being experienced in general merchandise sales through the King Power Tax Free (JMT Group) stores in the same airports as a result of increased tourism and connecting passenger traffic through these facilities. Management anticipates that Thailand will continue to be a significant destination and transfer point for air travel throughout Asia.

2.1  Sales revenue

For the nine months ended September 30, 1997, the Company realized merchandise sales revenues of approximately $79.69 million as compared to approximately $28.88 million for the same period in 1996. This growth relates to the trends and business maturation as discussed above. The separate 1997 third quarter results show merchandise sales of approximately $22.66 million as compared to approximately $11.05 million for the same period in 1996. Much of this increase relates directly to the first full year of operations within King Power Duty Free. Additionally, during the third quarter of 1997, a number of tourists to Thailand are tremendously increased during the third quarter due to the depreciation of a Thai Baht currency since July 2, 1997 and due to the strong promotion of "Amazing Thailand Year 1998-1999" in the world-wide public media as well. Furthermore, the management decides to set all the retail price of King Power Duty Free as "US dollar" instead of the previous retail price as "Thai Baht". Also the management has included the effect of Baht devaluation in setting the retail price of the merchandise of King Power Tax Free and King Power Duty Free.

2.2  Cost of sales

Cost of sales for the nine months ended September 30, 1997 and 1996, respectively, were approximately $32.85 million and $10.19 million with gross margins of approximately 22.81% and 10.49%. The change in currency of the retail price of King Power Duty Free to "US dollar" and the inclusion of the effect of Baht devaluation in the retail price as mentioned above were contributing factors to this increase in the gross margin. However, Cost of sales for the three months ended September 30, 1997 and 1996, respectively, were approximately $17.51 million and $7.90 million with gross margins of approximately 22.73% and 28.51%. The reduction in this gross margin is mainly because the companies include the partial effect of Baht devaluation in setting the retail price.

2.3  Direct selling expenses

Direct selling expenses, excluding depreciation and realized loss on foreign exchange, reflect the maturation of the Company's business as they have improved from approximately US$ 3.47 million (12.03% of merchandise sales of $28.88 million) for the nine months ended September 30, 1996 to approximately US$ 7.32 million (9.19% of merchandise sales of $79.69 million) for the nine months ended September 30, 1997. This improvement is mainly due to the increase in the effectiveness and the efficiency of the sales team by the continuously intensive training. Consequently, for the three month ended September 30, 1996 and 1997, respectively, the direct selling expense is increase from US$ 1.25 million to US $ 1.58 million with the reduction in cost percentage to sales revenue of 11.33% to 7.01% respectively.

2.4   General and administrative expenses

General and administrative expenses for the nine months ended September 30, 1997 and 1996 is $ 3.78 million (4.74% of total revenues) and $0.34 million (1.20% of total revenues) respectively, and for the three months ended September 30, 1997 and 1996 is $ 1.96 million (8.67% of total revenues) and $ 0.14 million (1.33% of total revenues) respectively. General and administrative expenses have significantly fluctuated in relationship to the overall growth of the Company's operations and inventory positions. These items have been designated by management for constant and consistent review of these items to control unnecessary expenditures.

2.5  Overall net income

Overall net income for the nine months ended September 30, 1997 was approximately of US$ 2.01 million ($0.10 per share) compared to approximately of US$ (0.91 million) ( $(0.05) per share )for the same period in September 30, 1996. Net loss for the three months ended September 30, 1997 was approximately of $ (3.86 million) as compared to a net income of approximately $1.56 million for the same period in 1996. The ability to generate the sales income and the strict control over the cost and expenses is major contribution to this improvement in the net income. However, the unrealized loss on foreign exchange from Baht devaluation of $ 1.42 million, the unrealized loss from the converting foreign currency for financial reporting purposed of $1.57 million, and unrealized loss on foreign exchange from the conversion of the foreign debt at the quarter ended date of $ 1.10 million, will reflect a major reduction in overall net income of the three-months and nine-months ended September 30, 1997.

(2)   Liquidity

As of September 30, 1997, and 1996, the Company has negative working capital amounting to US$ (4.6 million) and US $ (7.1 million) respectively. The principal cause of this deficit is the existence of short-term bank debt used to finance inventory and operations. Management anticipates improvement in this area as sales continue to grow and operational needs stabilize. The Company, therefore, achieved positive cash flows from operations of approximately $0.39 million during the nine months of 1997 as compared to cash used in operations of approximately $(6.66 million) during the same period of 1996.

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

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    KING POWER INTERNATIONAL GROUP CO., LTD.

      November 12, 1997                             /s/ Vichai Raksriaksorn
      -----------------                             ----------------------------
                               Vichai Raksriaksorn
                  President, Chairman of the Board and Director

                   November 12, 1997                /s/ Viratana Suntaranond
      ----------------------------                  ----------------------------
                              Viratana Suntaranond
                      Chief Financial Officer and Director