Form 10QSB/A
period 1997-09-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1997-12-15
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
--------------------------------------------------------------------------------

(Mark One)

     XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   -----
               EXCHANGE ACT OF 1934
                              For the quarterly period ended September 30, 1997

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
   -----
               ACT OF 1934

                        For the transition period from _____ to _____

--------------------------------------------------------------------------------

                         Commission File Number: 1-13205

                    KING POWER INTERNATIONAL GROUP CO., LTD.
        (Exact name of small business issuer as specified in its charter)



               Nevada                                         75-2641513.
      -----------------------                           ----------------------
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


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. YES  X     NO
                                                                   ---       ---

State the  number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:    August 18, 1997:  20,250,000

Transitional Small Business Disclosure Format (check one):     YES        NO  X
                                                                   ---       ---

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

Part 1 - Item 1
Financial Statements


                 KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                            UNAUDITED CONSOLIDATED BALANCE SHEETS
                                         September 30,

                                            ASSETS


                                                 1997                   1996
                                                   $                     $
                                               ----------            ----------

CURRENT ASSETS

     Cash and cash equivalents                   1,322,822              682,916

     Accounts receivable

         Trade                                   1,270,112               57,897

         Refundable value added tax              1,404,092              339,068

         Related parties                         2,080,360              767,113

         Other unrelated entities                  451,151                    -

         Directors                               4,061,521            1,742,327

     Inventories and purchase deposits          20,411,968            1,586,951


     Prepaid expenses and other                  1,432,852              293,055
                                                ----------           ----------

         Total current assets                   32,434,878            5,469,327
                                                ----------           ----------
PROPERTY, PLANT AND EQUIPMENT

     Leasehold improvements                      2,135,944              521,635

     Leasehold improvements in process             323,212              178,678


     Equipment and fixtures                      1,159,316              576,308

     Building and land                             286,080                    -

     Vehicles                                      380,386              119,607
                                                ----------           ----------
                                                 4,284,938            1,396,228

     Less accumulated depreciation                (813,105)            (360,918)
                                                ----------           ----------
         Net property, plant and equipment       3,471,833            1,035,310
                                                ----------           ----------
OTHER ASSETS

     Restricted deposit                          8,319,997            7,594,355

     Other                                       1,173,110              343,043
                                                ----------           ----------
         Total other assets                      9,493,107            7,937,398
                                                ----------           ----------
TOTAL ASSETS                                    45,399,818           14,442,035
                                                ==========           ==========

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.



               KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                     September 30,

                            LIABILITY AND SHAREHOLDERS' EQUITY

                                                      1997              1996
                                                        $                 $
                                                  ------------      ------------

CURRENT LIABILITIES
     Cash overdraft                                 7,861,926           675,428
     Short-term note payable to bank                2,190,581         3,933,910
     Promissory note                                  547,645           786,782
     Current maturities of long-term debt             270,532           178,678
     Current maturities of hire-purchase payable       71,302            26,554
     Accounts payable - trade
          Unrelated parties                        22,557,315         3,841,340
          Related parties                             165,823         1,252,823
          Other companies                             278,574                 -
     Advances from related parties                    130,066                 -
     Other accrued liabilities
          Concession fees                           1,608,074         1,744,556
          Other                                     1,300,256           167,145
                                                  ------------      ------------
          Total current liabilities                36,982,094        12,607,216

LONG-TERM LIABILITIES
     Long-term loan from affiliated company         1,180,449                 -
     Other liabilities                                 49,178            53,358
     Long-term debt, net of current maturities              -                 -
     Hire-purchase payable                                  -            44,257
                                                  ------------      ------------

          Total liabilities                        38,211,721        12,704,831
                                                  ------------      ------------



COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                     346,655           382,083
                                                  ------------      ------------
SHAREHOLDERS' EQUITY

Common stock - $0.001 par value.
     100,000,000 shares authorized.
     20,250,000 and 19,075,000 shares issued
     and outstanding, respectively                     20,250            19,075
Additional paid-in capital                         15,619,158        19,263,086
Translation adjustment                             (1,571,766)                -
Accumulated deficit                                (7,226,200)      (17,921,040)
                                                  ------------      ------------
                                                    6,841,442         1,361,121
Treasury stock - at cost (33,334 shares)                    -            (6,000)
                                                  ------------      ------------

          Total shareholders' equity                6,841,442         1,355,121
                                                  ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         45,399,818        14,442,035
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


                                                         KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          Nine and Three months ended September 30, 1997 and 1996

                                              Nine months           Nine months           Three months            Three months
                                                 ended              ended                    ended                    ended
                                            Sept.30, 1997          Sept.30, 1996         Sept.30, 1997           Sept.30, 1996
                                                   $                      $                   $                         $
                                             ------------           ------------           ------------           ------------

REVENUES
     Net merchandise sales                    79,077,064             28,499,141             22,949,350             10,922,391
     Gain on foreign exchange                    609,731                379,728               (293,023)               125,495
                                             ------------           ------------           ------------           ------------

       Total revenues                         79,686,795             28,878,869             22,656,327             11,047,886
                                             ------------           ------------           ------------           ------------

COST OF SALES
     Product costs                            32,853,591             10,189,117              9,023,779
     3,557,984
     Concession fees                          28,656,922             15,660,171              8,483,547              4,340,119
                                             ------------           ------------           ------------           ------------

         Total cost of sales                  61,510,513             25,849,288             17,507,326              7,898,103
                                             ------------           ------------           ------------           ------------

GROSS PROFIT                                  18,176,282              3,029,581              5,149,001              3,149,783
                                             ------------           ------------           ------------           ------------

OPERATING EXPENSES
     Selling expenses
         Salaries and related costs            5,238,043              2,790,168              1,577,617                949,533
         Other selling expenses                2,079,507                683,609                 11,140                302,309
         Depreciation                            655,430                119,324                396,242                 47,989
     General and administrative expenses       3,776,770                347,057              1,964,909                147,111
     Interest expense                            839,007                386,972                402,045                383,148
     Compensation expense on common
         stock issued at less than "fair
         value" for recapitalization and
         consulting costs                         76,641                      -                      -                      -
                                             ------------           ------------           ------------           ------------

Total operating expenses                      12,665,398              4,327,130              4,351,953              1,830,090
                                             ------------           ------------           ------------           ------------

INCOME (LOSS )
   FROM OPERATIONS                             5,510,884             (1,297,549)               797,048              1,319,693
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



                                                          KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                                           Nine and Three months ended September 30, 1997 and 1996


                                                 Nine months        Nine months                 Three months            Three months
                                                    ended              ended                       ended                   ended
                                                Sept.30, 1997      Sept.30, 1996               Sept.30, 1997           Sept.30, 1996
                                                       $              $                               $                       $
                                                 ------------       ------------                ------------            ------------


INCOME (LOSS)
   FROM OPERATIONS                                 5,510,884         (1,297,549)                    797,048               1,319,693

OTHER INCOME (EXPENSES)
     Interest income                               1,290,538            378,588                     151,577                 367,568
     Other                                           286,212              4,134                     118,639                   4,134
     Realized loss on foreign exchange              (895,714)                 -                    (895,714)                      -
     Unrealized loss on foreign exchange
       from Baht devaluation                      (1,418,401)                 -                  (1,418,401)                      -
     Unrealized loss on foreign exchange          (1,093,962)                 -                  (1,093,962)                      -
                                                 ------------       ------------                ------------            ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES AND MINORITY
   INTEREST                                        3,679,557           (914,827)                 (2,340,813)              1,691,395

PROVISION FOR
   INCOME TAXES                                            -                  -                           -                       -
                                                 ------------       ------------                ------------            ------------

INCOME (LOSS) BEFORE
   MINORITY INTEREST                               3,679,557           (914,827)                 (2,340,813)              1,691,395

MINORITY INTEREST                                   (101,051)             8,388                      84,459                 (11,321)
                                                 ------------       ------------                ------------            ------------

NET INCOME (LOSS)                                  3,578,506           (906,439)                 (2,256,354)              1,680,074
                                                 ============       ============                ============            ============

Earnings (loss) per share of
   common stock outstanding                             0.18              (0.05)                      (0.11)                   0.09
                                                 ============       ============                ============            ============
Weighted-average number
   of shares outstanding                          19,629,448         19,366,515                  20,146,739              19,654,514
                                                 ============       ============                ============            ============







The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                             KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Nine months ended September 30, 1997 and 1996



                                                                        1997            1996
                                                                         $               $
                                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                3,578,506        (906,439)
     Adjustments to reconcile net income to net cash
       provided by operating activities
        Minority interest                                               101,051          (8,388)
         Depreciation and amortization                                  655,431         119,324
         Unrealized loss on foreign exchange                          1,093,962
         Unrealized loss on foreign exchange from Baht devaluation    1,418,401
         Compensation expense on common stock
            issued at less than "fair value" for
            recapitalization and consulting expenses                     76,641               -
         (Increase) decrease in
            Accounts receivable - trade                              (1,196,778)        (57,897)
            Refundable value added taxes                               (481,473)       (339,068)
            Inventory                                               (13,325,541)       (950,462)
           Prepaid expenses and other assets                         (1,061,070)       (293,055)
         Increase (decrease)
            Trade accounts payable                                    9,010,283       1,446,334
            Other accrued liabilities                                 1,891,218       1,663,920
                                                                    ------------    ------------
Net cash provided by operating activities                             1,760,631         674,269
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash advanced to related parties                                (2,006,199)       (767,112)
     Cash advanced to other unrelated entities                         (451,151)              -
     Cash advanced to directors                                      (2,185,357)     (4,173,429)
     Cash invested in other companies                                (1,602,074)       (697,609)
     Cash paid for property, plant and equipment                       (872,194)        (48,871)
                                                                    ------------    ------------
Net cash used in investing activities                                (7,116,975)     (5,687,021)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Reduction of cash overdraft                                      5,899,368         313,035
     Net change in short term note payable                           (3,462,384)      3,933,910
     Principal advanced on long-term debt                               547,645         786,782
     Cash advances repaid to related parties                           (554,946)              -
     Principal advanced on long-term debt                               270,532         178,679
     Principal advanced on long-term loan from related party          1,180,449               -
     Net change in hire-purchase agreement                              (47,196)         70,810
     Net change in other long-term liabilities                           49,178          53,358
     Increased in common stock                                              250               -
     Increased in additional-paid in capital                          1,999,750       7,241,298
     Increased in translation adjustment                             (1,571,766)              -
                                                                    ------------    ------------
Net cash provided by financing activities                             4,310,880      12,577,872
                                                                    ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                (1,045,464)      7,565,120
Decrease (Increase) in restricted deposits                            1,227,454      (7,337,297)
Cash and cash equivalents at beginning of period                      1,140,832         455,093
                                                                    ------------    ------------
Cash and cash equivalents at end of period                            1,322,822         682,916
                                                                    ============    ============
                                  - Continued -
The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.



                      KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           Nine months ended September 30, 1997 and 1996


                                                                       1997            1996
                                                                         $               $
                                                                    ------------    ------------


SUPPLEMENTAL DISCLOSURES OF
  INTEREST AND INCOME TAXES PAID
      Interest paid during the period                                   839,007        436,962
                                                                    ============   ============
      Income taxes paid (refunded)                                            -              -
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

The US dollar is the Company's functional currency as determined under statement of Financial Accounting Standards No. 52 "Foreign Currency Transaction" (SFAS
52). Whereas, the Thai baht is the functional currency of the subsidiaries in Thailand.

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

2.2  Cost of sales

Cost of sales for the nine months ended September 30, 1997 and 1996, respectively, were approximately $32.85 million and $10.19 million with gross margins of approximately 22.81% and 10.49%. The gross margin of 1997 is material increased from those of 1996 because King Power Tax Free is required to pay concession fee at the fixed charge as defined in the agreement. Therefore, a significant increase in sales volume will reduce the percentage of the concession fee to the revenue from 55% in 1996 to 36% in 1997.

Cost of sales for the three months ended September 30, 1997 and 1996, respectively, were approximately $17.51 million and $7.90 million with gross margins of approximately 22.73% and 28.51%. After the Baht devaluation , those companies has increased the selling price of the goods of the third quarter 1997 at the average rate of 30% over the selling price of the second quarter 1997. And King Power Duty Free just started the selling operation at the end of September 1996. Therefore, the three-month turnover of 1997 is approximately twice of those of 1996. Whereas, the Baht value is reduced from Baht 25.77 = US$ 1 as of 6/30/97 to Baht 36.52 = US$ 1 as of 9/30/97 with the devaluation rate about 42%. This affects the higher in cost of goods purchase during the third quarter. The net effect of the increase in sales value and the increase in cost of goods sold finally caused the gross margin of 1997 is slightly decreased from those of 1996.

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

2.6  Inventory Ratio

The ratio of inventory divided by revenue for the three months ended September 30, 1997 and 1996 was approximately 90% and 14% respectively. Such inventory ratio of September 30, 1997 was significantly increased from those of September 30, 1996 because King Power Duty Free and King Power Tax Free are now constructing four new selling outlets and are expanding the space of the existing selling outlets and storages at the airport in order that those companies will be in the best position to serve the highly increased demand in goods from the number of tourists during Christmas, New Year , and the Amazing Thailand Year 1998-1999. Therefore, those companies have to keep the inventory at the high level enough to be met with the expected increase in such demand in goods.

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

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information


5.1  Monetary Assets and Liabilities Denominated in Thai Baht

As of September 30, 1997, the amount of monetary assets and liabilities which is denominated in Thai Baht are as follows:

                                                                       US Dollar
         Monetary Assets

Cash and equivalents                                                   1,313,821
Accounts Receivable
         Trade                                                           206,005
         Refundable value added tax                                    1,404,092
         Related parties                                                 711,050
         Other unrelated entities                                        451,151
         Directors                                                     4,031,521
Other current assets                                                      52,651
Restricted deposit                                                     8,319,997
Other non-current assets                                                 202,678


         Monetary Liabilities

Cash overdraft                                                         3,754,850
Short-term note payable to bank                                        2,190,581
Promissory note                                                          547,645
Current maturities of long-term debt                                     270,532
Current maturities of hire-purchase payable                               71,302
Accounts payable
         Unrelated parties                                             8,242,680
         Related parties                                                 165,823
Advance form related parties                                              47,919
Other accrued liabilities
         Concession fees                                               1,608,074
         Other                                                           824,720

Long-term loan from affiliated company                                 1,180,449
Other liabilities                                                         49,178

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    KING POWER INTERNATIONAL GROUP CO., LTD.





December 15, 1997                         /s/ Vichai Raksriaksorn
------------------                      -----------------------------
                                               Vichai Raksriaksorn
                                   President, Chairman of the Board and Director





December 15, 1997                         /s/ Viratana Suntaranond
------------------                      ------------------------------
                                              Viratana Suntaranond
                                        Chief Financial Officer and Director