Form 10KSB
period 1997-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-03-31
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                         Commission File Number: 1-13205

                    KING POWER INTERNATIONAL GROUP CO., LTD.
             (Exact name of registrant as specified in its charter)

                                NEVADA 75-2641513
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                           incorporation organization)

                26th & 27th Floors, Siam Tower, 989 Rama I Road,
                        Patumwan, Bangkok 10330 Thailand
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: 011 (662) 658-0090

Securities  registered  pursuant  to Section  12(b) of the Act:  Title of class:
Common Stock, $.001 par value per share

Name of exchange on which registered: American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Number of shares of Common Stock of the registrant outstanding as of February 28, 1998: 20,250,000 shares.

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $3.75 per share for the registrant's common stock as reported by the American Stock Exchange as of March 20, 1998 was approximately $29,152,938.

Transitional Small Business Disclosure Format (check one): Yes ____ No__X__



                                TABLE OF CONTENTS


Item
Number                                                                             Page
------                                                                             ----

Part I

    1.   Business                                                                   3

    2.   Properties                                                                 9

    3.  Legal Proceedings                                                           9

    4.  Submission of Matters to a Vote of Security Holders                         9

Part II

    5.  Market for the Company's Common Stock and Related Stockholder Matters       10

    6.  Management's Discussion and Analysis of Financial Condition                 10
        and Results of Operations

    7.  Index to Financial Statements                                               19

    8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                   19

Part III

    9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                           19

    10. Executive Compensation                                                      23

    11. Security Ownership of Certain Beneficial Owners and Management              24

    12. Certain Relationships and Related Transactions                              25

    13. Exhibits and Reports on Form 8-K                                            27



                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs that the Company or its management as well as assumptions made by and information currently available to the Company or its management. When used in this document , the words "anticipate", "believe", "estimate", "expect", and "intend" and similar expressions , as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


PART I

ITEM 1  BUSINESS

General
-------

     The global duty free business is a multi-billion dollar industry in which luxury and brand name merchandise such as perfumes and cosmetics, liquor and tobacco and general merchandise products are sold to travelers exempt from import duties and taxes, within certian allowances, at their respective destinations. Since 1993, the global duty free business grew at a compunded annual growth rate of 5.4% in terms of revenue form US$17 billion in 1993 to US$21 billion in 1997.

     The duty free industry in Asia began to develop in 1964 when Japanese retailers established the first duty free shops in the region. As trade among the countries within the region increased, the Asian duty free business began to grow. The Asian duty free industry was given additional impetus when trade between Asian countries and the United States and European countries began to increase. This increase in trade has lead to an increase in tourism by travelers from the United States and Europe. In 1997 Thailand was the second most popular travel destination in Asia, welcoming more than 7.3 million travelers into the country. Over the last five years the number of visitors to Thailand has increased at a compounded average growth rate of 6.1% from 5.8 million visitors in 1993 to 7.3 million visitors in 1997. During this same period, the Thai duty free industry has grown from a Baht 3 billion industry to a Baht 6 billion industry.

     Thailand, like all of its neighboring countries, has been affected by the economic deterioration that has fallen over the entire Asian region in 1997. The Asian economic crisis has caused the Thai Baht to depreciate over 70% versus the US Dollar from July 1, 1997 when the Baht was first allowed to freely float to the end of 1997. However, though the Thai economy declined, the Thai duty free business grew. Revenues from the Company's duty free/tax free operations grew 56% from US$42 million in 1996 to US$96 million in 1997. The growth in this industry was due to the increased purchasing power of the tourists and travelers coming to Thailand, coupled with the promotional campaign know as "Amazing Thailand 1998-1999", sponsored by the Tourism Authority of Thailand. Additionally, the Company expanded its retail space in order to accommodate the increased number of travelers, as well as complimenting the Amazing Thailand campaign by opening two new shops which sell local specialty goods at discounted prices.

     King Power International Group Co., Ltd. (the "Company") is the leading duty free operator in Thailand. The Company operates and manages 15 duty free and 29 tax free stores, via a concession agreement with the Airport Authority of Thailand (the "AAT"), throughout all of Thailand's major airports. At the end of 1997, the Company had approximately 38,566 square feet of retail space at the Bangkok International Airport and approximately 42,843 square feet of retail space overall, which represented growth in retail space from the end of 1996 of 174% and 179%, respectively,


Organization and Operations
---------------------------

     The Company (formerly Immune America, Inc.) was incorporated under the laws of the State of Nevada in 1985. From inception through June 12, 1997, the Company had no significant assets, liabilities or business operations and was in search of a suitable business acquisition or merger candidate. As such, the Company was classified as a "development stage enterprise"

     On June 12, 1997, The Company engaged in a step reverse merger transaction with the shareholders of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited, whereby 94% of the Company or an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 99.94 % of the issued and outstanding shares of J.M.T. Group Company Limited and 94.95% of the issued and outstanding shares of J.M.T. Duty Free Company Limited.

     The reverse merger was treated as a recapitalization of the Company. Accordingly, the assets, liabilities and business operations of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited are recognized at historical cost. The combined historical financial statements of the Company, J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited become the historical financial statements of the Company.

     Concurrent with the reverse merger, the company changed its corporate name from Immune America, Inc. to King Power International Group Co., Limited. Subsequently, on September 9, 1997 JMT Duty Free changed its corporate name to King Power Duty Free Company Limited and on October 10, 1997 JMT Group changes its corporate name to King Power Tax Free Company Limited.

     Since the reverse merger the Company has operated and managed both corporations to become the leading Duty Free and Tax Free retailer in Thailand with 44 stores and employing over 1,500 people throughout Thailand.

     The Company operates two divisions in its current operations: the Tax Free Division and the Duty Free Division.

Tax Free Division
-----------------

     King Power Tax Free Company Limited (the "Tax Free Division") is a Thai corporation engaged in the selling various souvenirs and consumer products to international and local travelers, free from value added tax assessments, in the international and domestic terminals of all of the major airports located within Thailand.. The Tax Free Division holds the exclusive operating license granted by the Airport Authority of Thailand (the "AAT") for all shops of this specific nature.

     Currently the Tax Free Division operates 29 stores within Thailand's major international and domestic airports, utilizing more than 21,800 square feet of retail space. There are 19 outlets within the Bangkok International Airport, where 11 shops are located in the airside departure terminals selling domestically manufactured general merchandise free of Thailand's value-added-tax. The landside shops are established in 8 different locations in the departure and arrival halls of both terminals, also offering general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectioneries, subject to all taxes imposed by the Thai government.

     There  are  10  shops  located  in  the  domestic   terminals  of  Bangkok,
International Chiang Mai and Phuket Airports, selling indigenous general merchandise of Thailand, inclusive of all taxes, together with local specialities.

     During the 1997 fiscal year, the Tax Free Division opened an additional 4 outlets in the airside departure terminal of Bangkok International Airport, thus providing a wider selection of tax free merchandise to the traveling public. The new shops increased the total retail space by almost 5,000 square feet and together with an expansion of 1141 square feet in two existing shops in the airside departure terminal gives the Tax Free Division more than 20,000 square feet in this airport.

     The Company is proud to be an active associate in the promotional campaign known as "Amazing Thailand" for the years 1998 and 1999. The Tax Free Division has entered into joint operations with the AAT, the Tourism Authority of Thailand (the "TAT"), and the Department of Industrial Promotion from the Ministry of Industry to create two new shops dedicated to the "Amazing Thailand" campaign.

The Duty Free Division
----------------------

     King Power Duty Free Company Limited (the "Duty Free Division") is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai Customs in duty free shops located in the international terminals of all of Thailand's major airports. The Duty Free Division holds the non-exclusive license from the AAT to operate all shops of this specific nature until December 2001.

     The Duty Free Division operates 15 duty free stores, with approximately 21,000 square feet of retail space, within Thailand's major International Airports in Bangkok, Chiang Mai, Phuket and Hat Yai. The Duty Free Division controls and operates 50% of the total duty free retail space currently used in these four airports. The Duty Free Division's merchandise mix consists of top quality brands name liquor and tobacco products, luxury goods such as watches, perfumes, cosmetics, fashion accessories, gourmet food and chocolates. In Thailand all merchandise sold by the Duty Free Division is imported and is subject to various import duties and governmental taxes when purchased and consumed in the Thai domestic market. However, the Duty Free Division's goods are sold to the traveling public free of all import duties, excise taxes and the value-added-tax imposed by the Thai government.

     The Duty Free Division started its operations on January 1, 1997. Currently, the Duty Free Division is in the process of developing a series of specialty stores. Harrods of Knightsbridge U.K will be the first of these and is scheduled to be in operation at the Bangkok International Airport sometime in the first half of 1998. Additionally, the Company is in the process of developing specialty stores in 1998 to sell the merchandise of well know fashion designers such as Ferragamo, Versace, Cartier, Dunhill, Etro, Fendi, Bally, Lanvin, Givenchy and Celine.

     Both the Duty Free Division's and the Tax Free Division's sales and their overall performance and results are subject to the influence of external factors, some of which are beyond the Company's control. These include the distribution of airlines at particular terminals, the routes that are serviced by those airlines, loading levels of airline passengers, and economic and other conditions affecting the airlines serving Thailand in general. The Company strategically manages those factors within its control in order to maximize its performance and minimize the effects of those that it cannot control. The Company believes that the devaluation of the Thai Baht, relative to the US dollar, will encourage an increased level of tourists and travelers to come to Thailand which should result in a significant positive effect on the Company's business, as these additional sales should improve the Company's profit levels.

King Power International Group (Thailand) Co. Ltd.

     King Power International Group (Thailand) Co., Ltd. is a management company which provides a variety of management services for the Company and its subsidiaries and for some privately owned companies located in Thailand.


Regulation
----------

     Duty Free operations are subject to the regulated supervision of the Customs Department of Thailand ( "Customs"). All imported merchandise is received into the Company's bonded warehouses in Thailand where they are exempt from all import duties, excise taxes and the value-added-tax of Thailand. Since the merchandise is sold without duties or taxes, it must remain within a bonded warehouse until it is requested for transfer for sale in the Duty Free stores.

     The Company has four bonded warehouses, located in Bangkok, Chiang Mai, Phuket and Hat Yai, serving all of the Duty Free Division's shops across Thailand. Transfer of any merchandise from the bonded warehouses must be documented and approved by Customs before they are sold to the outbound travelling public at the Company's various outlets. Customs makes regular checks on the inventory in both the bonded warehouses and shop locations. Subject to this tightly regulated control from Customs, customers are assured that all of the merchandise sold by the Company is genuine and of the highest quality available.


Suppliers, Distribution and Inventory Control
---------------------------------------------

     The Company purchases both local and imported merchandise from over 550 vendors worldwide. This gives the Company the choice to selectively purchase the highest quality products and to negotiate the lowest cost, supplying its customers with the best possible value for their money. The Company does not have any long-term purchase commitments.

     Through the Company's historically strong relationships with many of its suppliers, the Company has secured exclusive agreements from numerous suppliers to be the sole agent for the sale of their products in Thailand in the duty free shops. Furthermore, the Company receives significant sales support from these vendors. This includes in-store displays, gift-with-purchase items, sales incentives, advertisements, staff training, signages and sales personnel.

     Merchandise is generally shipped directly from vendors to the Company's bonded warehouses for the Duty Free Division and delivered to the Company's warehouses at the airport or downtown in Bangkok for the Tax Free Division. The Company's inventories are strictly controlled to comply with Custom's regulations. Detailed records documenting the receipt, the transfers and sale of all merchandise are kept, certifying the authenticity and quality of the products sold by the Company.

     To control inventory levels, the Company uses various automated replenishment systems. Transfers are made to stores, subject to demand, to assure fully stocked displays and stockrooms. The Company's computerized inventory control system allows the Company to: (1) identify the merchandise needed at each location, (2) promptly reorder this merchandise from the vendors, and (3) comply with the Custom's record-keeping requirements. Through the Company's automated system, appropriate product mixes are maintained to maximize merchandise turnovers. The Company has rarely experienced problems with obsolescence because most inventories turnover frequently and slow moving products are quickly identified.


Economic Conditions and Exchange Rates
--------------------------------------

     The principal customers of the Company are the traveling public utilizing the international and domestic airports of Bangkok, Chiang Mai, Phuket and Hat Yai. The Company's sales volume and commercial trends closely reflect the economic conditions of the home countries of the travelers who come to Thailand. The Company's sales volume and profits may be adversely affected if these countries experience economic difficulties which might cause the number of travelers coming to Thailand to decrease. The Company has strategically confronted the current economic turmoil of the Asia Pacific region with decisive actions to minimize the negative effects of that turmoil on its operations.

     In 1997 the Tax Free Division was able in to maintain, and will be able to maintain in the future, its operational trends because most of its merchandise consists of products purchased in local currency. Furthermore, the Tax Free Division has always been able to sell its merchandise in U.S. dollars. When the Thai Baht was floated there was a minimal impact on this division's operations because there was very little difference in the purchasing power of the customers.

     The Duty Free Division imports all of its products from suppliers across the world and its purchase commitments are tied to either U.S. dollars or currencies of the originating countries. The Company partially offset the impact of the weak Thai Baht by adjusting, as often as daily, both the Company's pricing policy and point of sale exchange rates to reflect the current exchange rate of the Thai banks. By this policy, the Company tried to minimize both the realized and unrealized loss of exchange resulting from conducting business in foreign currencies.

Competition
-----------

     The Company foresees no competition for the Tax Free Division. During the 1997 fiscal year the Company signed the renewal with AAT of the Tax Free Division's exclusive right to operate and sell gifts and general merchandise at the Bangkok International Airport for a five year term extending through the year 2003.

     The Company has developed strong relationships with AAT over the years and as a result of this relationship and the contributions which the Company has made to increasing tourism to Thailand, the Company believes that the renewal and extension of the Duty Free Division's exclusive license will be on terms favorable to the Company.

     In Thailand there are restrictions on parties wishing to enter into the duty free business. An applicant must be of Thai ownership with proven experience serving the Asia region, particularly the international passengers and Thai nationals passing through Thailand. The applicant's management must be comprised of Thai nationals and it must have minimum turnover in related duty free business. Additionally, the applicant must have its own bonded warehouse located in Thailand and should already be carrying all major international brands in its portfolio of merchandise.

Expansion
---------

     The Company intends to expand the existing operation through acquisitions and the development of additional retail space. With the expansion program for the existing Bangkok International Airport and the projected completion of the Second Bangkok International Airport, tentatively scheduled for 2003, the Company believes that there will be a significant number of opportunities for additional expansion and growth of the Company's operations in the near future.

ITEM 2  PROPERTIES

The Company's principal office is located at the 26th and 27th floors of the Siam Tower, at 989 Rama I Road, Patumwan, Bangkok 10330 Thailand. The telephone number is 011- (662) 658- 0090. This office which is leased from The Bangkok Intercontinental Hotels Co., Ltd. contains 29,353 square feet of space and is leased for three years at an annual cost of $143,013; this lease expires in October 2000.

The Company operates 44 retail stores located in the international and domestic airports of Thailand located at Bangkok, Chiang Mai, Phuket and Hat Yai. All of the stores are leased from the Airport Authority of Thailand (the "AAT") under varying lease agreements for the Company's two divisions. Under these lease agreements, the Company is subject to a monthly rental fee for the actual utilized space. During the 1997 fiscal year the Company paid a total of $814,628 to the AAT. The Company anticipates that the total sum due under these lease agreements for the 1998 fiscal year will be approximately $931,000..

The Company leases five warehouses containing 30,000 square feet in Bangkok, Chiang Mai, Phuket and Hat Yai from the AAT; four of these which contain 25,100 square feet of space are bonded warehouses for the Duty Free Division. The Company owns and occupies 6,886 square feet of warehouse space in Bangkok, Chiang Mai and Hat Yai which is utilized by the Tax Free Division. The Company believes its facilities are adequate for its current operations.

All payments with regard to properties are made in Thai Baht. The Company used the average exchange rate during 1997 of $1US = 33.8825 Thai Baht.



ITEM 3  LEGAL PROCEEDINGS

The Company is not currently a party to any material litigation, or any litigation which if it were decided against the Company would likely have a result which would be materially adverse to the Company, its current or future financial condition, or the Company's present or anticipated methods of operation.



ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II


ITEM 5  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's common stock trades on the American Stock Exchange under the ticker symbol "KPG". The approximate number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was 359 a February 28, 1998. The Company believes that 624 stockholders currently own and hold the stock in street name.

The following table sets out the high and low reported sales prices for the common stock as reported by the American Stock Exchange since it was listed on July 30, 1997:

                                                     High               Low
                                                     ----               ---
First Quarter of 1998
(through March 20, 1998)                             $9.75              $1.19

Fourth Quarter of 1997                              $13.38             $12.88

Third Quarter of 1997                               $16.75             $12.88

The Company has never paid any cash dividends. Future earnings will be retained for use in the Company's business. The Company does not intend to pay any cash dividends on its common stock for the foreseeable future.



ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


(1)     Caution Regarding Forward-Looking Information

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2) Effects of the Change in Foreign Currency Exchange System

On July 2, 1997, the Thai Government announced that the Thai Baht would thereafter be converted to a "Managed Float" system for the relationship of the Baht to other international currencies. This change had an immediate impact on the Company's operations and the results of its operations.

The Company's subsidiaries conduct their business with selling and purchase prices based on Thai Baht, US Dollars, and other currencies. Sales are made both in Thai Baht and other currencies but eventually converted into Thai Baht. Accordingly, the Company bears foreign currency transaction risks between the date of purchase of goods for resale and the ultimate payment of the goods in the appropriate negotiated currency.

King Power Duty Free Company Limited (KPD) incurred an economic and financial loss as a result of the devaluation and subsequent float of the Thai Baht on the settlement of accounts in currencies owed other than Thai Baht. To compensate for this event, KPD intends to establish the point of sale prices of goods in US Dollars with posted conversion table of other international currencies, which could be updated as necessary.

King Power Tax Free Company Limited (KPT) has been selling goods at prices based upon the US Dollar since its inception. Further, KPT deals in predominately Thailand produced goods whereby all purchases are settled in Thai Baht. Therefore, the devaluation of the Thai Baht had minimal effect on the settlement of open trade payables of KPT. Accordingly, the devaluation had an opposite economic impact on the operations of KPT whereby the Thai Baht devaluation increased the overall profitability of this subsidiary.

King Power International Group (Thailand) Company, Limited (KPIG) was incorporated on September 11,1997 with no activities until December 31, 1997 as a cost center for the Company and its affiliates to provide management services for, and to disburse mainly management charges and rental expenses among, the various subsidiaries and affiliates of the Company. In KPIG's Statement of Earnings for the period starting September 11,1997 and ending December 31, 1997, this company had no income; it had interest expenses of US$25,577 and administrative expenses of US$90,628. All transactions were recorded in Thai Baht and were converted to US Dollars using an average exchange rate of 33.8825 to 1.

The overall effect of the Thai Baht devaluation was an increase in the attractiveness of Thailand as a tourist destination. This increase in tourists had a direct impact on increasing the Company's sales in the post-devaluation time period.

The Company's financial statements and all accompanying discussions in this document are presented in US Dollars

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the year ended December 31, 1997:

        Realized gain on foreign exchange                  $2.4 million
        Realized loss on foreign exchange                  $3.3 million
        Unrealized gain on foreign exchange                $1.4 million
        Unrealized loss on Thai Baht devaluatio            $1.6 million
        Unrealized loss on foreign exc                     $3.3 million
Unrealized gain on foreign exchange of $1.39 million was due to a US Dollar denominated management contract in the amount of $2.17 million between KPT and a related company, Downtown D.F.S. (Thailand) Co., Ltd. The contract was executed on January 1,1997 when the exchange rate for the Thai Baht to the US Dollar was 25.56 to 1. By December 31, 1997 that exchange rate had increased to 47.247 to 1, thus leaving a gain on the exchange rate of 21.687 Thai Baht per US Dollar. However, when converting unrealized gain on foreign exchange from Thai Baht to US Dollar, the average exchange rate of 33.8825 was used, resulting in $1.39 million, the figure which appears in the Company's income statement.

The calculation of unrealized foreign exchange losses of $1.63 million and $3.31 million is detailed in the following charts.

The calculation of unrealized loss on foreign exchange due to the Thai Baht devaluation of US$1,625,558 was calculated on a one-time basis at July 2,1997, when the Thai government announced the "Managed Float" system to be used on Thai Baht against other international currencies. This resulted in an immediate unrealized loss on foreign exchange on financial obligations in international currencies as shown below:


CALCULATION OF THE UNREALIZED LOSS ON THE THAI BAHT DEVALUATION

Accounts Payable in Foreign Currency at  June 30, 1997


CURRENCY                 AMOUNT          EXCHANGE RATE        TOTAL  BAHT         EXCHANGE RATE        TOTAL  BAHT
                                         6/30/97                                  7/02/97
AUSTRALIAN               163,740.00        19.34              3,166,731.60         22.1099              3,620,275.03
DOLLAR
SWISS FRANC            1,024,436,47        17.83              18,265,702.26         20.0238            20,513,110.99
GERMAN                   435,903.82        14.88125            6,486,793.72         16.8435             7,342,145.99
DEUTSCHMARK
FRENCH  FRANC          2,997,354.82         4.43              13,278,281.85          4.9756            14,913,638.64
BRITISH                   57,725.00        43.075              2,486,504.38         48.4575             2,797,209.19
STERLING
HONG KONG            28,669,997.33          3.34375           95,865,303.57          3.7813           108,409,860.90
DOLLAR
ITALIAN LIRE         18,708,500.00          0.0155               289,981.75          0.0174               325,527.90
US DOLLAR             7,826,397.98          25.84             202,234,123.80        28.9              226,182,901.62
JAPANESE YEN            618,590.00           0.226575             140,157.03         0.256204             158,485.23
SINGAPORE                58,464.80          18.21125            1,064,717.09        20.5398             1,200,855.30
DOLLAR
TOTAL                                                         343,278,297.05                          385,464,010.79

BALANCE  PER  GENERAL  LEDGER  *                                                                      343,260,575.17

EXCHANGE LOSS FROM BAHT DEVALUATION ON ACCOUNTS PAYABLE IN FOREIGN CURRENCY                            42,203,435.62

* Detail as shown on 6/30/97 does not match figures in general ledger, however these were adjusted at year end.



Trust Receipts in Foreign Currency at  June 30, 1997


CURRENCY                   AMOUNT        EXCHANGE RATE          TOTAL  BAHT       EXCHANGE RATE         TOTAL  BAHT
BRITISH                240,990.78               43.075        10,380,677.85             48.4575       11,677,810.72
STERLING
US  DOLLAR           2,560,381.06                25.84        66,160,246.59                28.9       73,995,012.63
SINGAPORE              769,688.80             18.21125        14,016,995.16             20.5398       15,809,254.01
DOLLAR
HONG KONG            2,616,192.00              3.34375         8,747,892.00              3.7813        9,892,606.81
DOLLAR
AUSTRIAN               321,244.00                 2.13           684,249.72              2.3888          767,387.67
SHILLING
GERMAN                 111,856.20             14.88125         1,664,560.08             16.8435        1,884,049.90
DEUTSCHMARK
JAPANESE YEN         2,490,470.00             0.226575           564,278.24              0.2562          638,058.41
FRENCH FRANC           786,754.84                 4.43         3,485,323.94              4.9756        3,914,577.38
 TOTAL                                                       105,704,223.58                          118,578.757.55
BALANCE  PER   GENERAL  LEDGER                                                                       105,704,223.58
EXCHANGE LOSS FROM BAHT DEVALUATION ON TRUST RECEIPTS IN FOREIGN CURRENCY                             12,874,533.97
ADD:
EXCHANGE LOSS FROM BAHT DEVALUATION ON ACCOUNTS PAYABLE IN FOREIGN CURRENCY                           42,203,435.62
TOTAL EXCHANGE LOSS FROM BAHT DEVALUATION AS OF JULY 2, 1997                                          55,077,969.59

                      CONVERSION TO US DOLLARS AT 33.8825 BAHT = ONE DOLLAR                         US$1,625,558.


The calculation of unrealized loss on foreign exchange of US$3,313,213 was calculated on accumulated basis with quarterly adjustments on financial obligations in international currencies, unrealized gain on exchange on accounts receivable in foreign currencies, and cash on hand in foreign currencies as shown below:



CALCULATION OF UNREALIZED LOSS ON FOREIGN EXCHANGE AT 12/31/97

Accounts Payable  in  Foreign  Currency at  December 31, 1997


CURRENCY                                   AMOUNT           EXCHANGE RATE AT               TOTAL  BAHT
                                                            12/31/97
AUSTRIAN SHILLING                       210,229.64                    3.8126                801,521.53
SWISS FRANC                             491,262.45                   32.8197              8,123,086.23
GERMAN                                  123,496.23                   26.6223              3,287,753.68
DEUTSCHMARK
FRENCH FRANC                            767,301.92                    7.9839              6,126,061.80
HONG KONG DOLLAR                      2,233,307.85                    6.1501             13,735,066.61
ITALIAN LIRE                         18,708,500.00                    0.0275                514,483.75




SINGAPORE DOLLAR                        181,977.60                   28.5054              5,187,344.28
US DOLLAR                             5,392,235.36                    47.556            256,433.144.78
        TOTAL                                                                           302,208,462.66
BALANCE  PER GENERAL  LEDGER                                                            288,920,521.02
EXCHANGE LOSS ON ACCOUNTS PAYABLE IN FOREIGN CURRENCY                                    13,287,941.64


Trust Receipts in Foreign Currency at  December 31, 1997


CURRENCY                                 AMOUNT           EXCHANGE RATE  12/31/97        TOTAL BAHT
GERMAN                                57,761.20                     26.6223                1,537,735.99
DEUTSCHMARK
FRENCH FRANC                       2,756,969.44                      7.9839                22,011,368.31
BRITISH STERLING                      10,400,00                     79.0259                   821,869.36
HONG KONG                            902,656.00                      6.1501                 5,551,424.67
DOLLAR
ITALIAN LIRE                     561,194,465,45                      0.0275                15,432,847.80
US DOLLAR                          1,828,462.20                      47.556                86,954,348.38
SINGAPORE                            497,986.80                     28.5054                14,195,312.93
DOLLAR
JAPANESE YEN                       5,477,907.47                      0.3665                 2,007,653.09
            TOTAL                                                                         148,512,560.53

BALANCE  PER  GENERAL  LEDGER                                                             110,446,114.46

Exchange loss from trust receipts in foreign currency                                      38,066,446.07
ADD:  Exchange loss on accounts payable in foreign currency                                13,287,941.63
LESS:  Exchange gain on accounts receivable in foreign currency                                  (59,590)
LESS:  Exchange gain on cash on hand in foreign currency                                      (1,694,208)
TOTAL EXCHANGE LOSS AS OF 12/31/97                                                         49,600,589.82
ADD:  Exchange loss as of 9/30/97                                                         117,737,328.98
LESS:  Exchange loss from Baht Devaluation as of July 2, 1997                                (55,077,970)
NET UNREALIZED EXCHANGE LOSS AS OF 12/31/97                                               112,259,949.21
                  CONVERSION TO US DOLLARS AT 33.8825 THAI BAHT = ONE DOLLAR               US$3,313,213



(3) Results of  Operations,  comparing  fiscal years ended December 31, 1997 and
1996

KPD began retail operations in 1997 and the revenue of this subsidiary is a direct result of the increase in tourists to Thailand as a result of the Thai Baht devaluation. Further growth was experienced in general merchandise sales at the KPT stores in the Thailand airports due to an increase in tourism traffic. Management anticipates that Thailand will continue to be an attractive tourist destination during future periods and will expand as a focal point for air travel throughout Asia.

Sales revenue for 1997 was approximately $96 million as compared to approximately $42 million for 1996. This increase is directly attributable to the factors previously discussed. Additionally, as a result of the Thai Baht devaluation KPD has changed its retail prices three times or approximately 54% during 1997. Further, commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will directly impact the Company's operations in a positive manner during 1998 and 1999 and subsequent to this time period.

Cost of sales for the years ended December 31, 1997 and 1996 were approximately $38.5 million and $14.5 million, respectively. The factors for this increase relate to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon fixed amount. In the time period from the year ended December 31, 1996 to the year ended December 31, 1997, the Company's concession fee as a percentage to sales revenue dropped from approximately 47.84% in 1996 to approximately 35.77% in 1997.

Direct selling expenses, excluding depreciation and others, also reflect the commencement of KPD's business and the increase in traffic at KPT's stores. These expenses were approximately $4.8 million for 1996 and approximately $8.7 million in 1997. In terms of percentage of sales, 1996 expenses were approximately 11.5% of sales and 1997 expenses were approximately 9.1% of sales. The improvement of these expenses as a percentage of sales is attributable to the effectiveness and efficiency of the Company's sales force through improvements in training and management supervision.

Administrative expenses for the years ended December 31, 1997 and 1996 were approximately $3.8 million and $0.9 million, respectively. As a percentage of total sales, these expenses were approximately 4.0% and 2.2%, respectively. Administrative expenses have grown due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net income for the year ended December 31, 1997 was approximately $7.9 million, or $0.40 per share (basic), and approximately $1.6 million, or $0.09 per share (basic), for the year ended December 31, 1996. However, included as a component of net income is the cumulative effect of both realized and unrealized gains and losses from foreign exchange caused charges to operations of approximately $4.4 million or approximately $0.22 per share (basic) for the year ended December 31, 1997.

The ratio of inventory divided by revenue for the years ended December 31, 1997 and 1996 was approximately 13.7% and 16.1%, respectively. This reduction is due to the significant increase in sales volume during 1997 which exceeded the inventory level as projected.


(4) Liquidity and Capital Resources

As of December 31, 1997 and 1996, the Company had negative working capital of approximately $(0.6 million) and $(7.35 million), respectively. The principal cause of this shortage was the extensive use of short-term bank debt to finance the increase in inventory and capital expenditures of both KPD and KPT during 1996 and 1997 with the principal use of these resources being inventory acquisition. Management anticipates improvement in this area as sales continue to grow and operations mature and stabilize. Furthermore, the Company is negotiating with its suppliers for more favorable credit terms and with its financial institutions to convert short-term debt to longer term instruments concurrent with the expansion of the Company's operations. The Company achieved positive cash flows from operations of approximately $4.4 million during the year ended December 31, 1997 as compared to consuming approximately $(2.1 million) in operations during the year ended December 31, 1996. The Company anticipates that the current positive trend will continue and these funds will be available to allow for expanded inventory levels, as needed, and to reduce the borrowings incurred for initial expansion in prior years.

The Company has identified  specific needs for capital  expenditures  related to
(1) its existing airport stores; (2) facilitate potential acquisition of various management contracts for similar operations in Thailand and other countries within the Asian market, which remain under negotiation and discussion at this time; and (3) facilitate either acquisition of or management contracts with related parties controlling similar general merchandise and duty free operations within Thailand and other Asian countries. To fulfill these anticipated capital requirements, the Company is currently interviewing various investment banking and financial institutions to facilitate a sale of the Company's securities or to arrange for the extension of additional credit facilities. There is no assurance that such plans can be successful or achieved at rates, in amounts, or on terms that will be favorable to the Company.



(5) Monetary Assets and Liabilities Denominated in Thai Baht

As of December 31, 1997 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

           TYPE OF MONETARY ASSET                           US DOLLARS

             Cash and equivalents                            1,018,285
                            Accounts Receivable
           Trade                                               404,598
           Related Parties                                     957,061
           Refundable value-added-tax                          963,528
           Directors                                         1,322,782

        Inventories                                         13,140.356
        Other current assets                                 2,031,855
        Restricted deposit                                   6,465,680
        Other non-current assets                             4,315,060


                        TYPE OF MONETARY LIABILITY

        Bank overdraft                                         958,635
        Bank loan                                            1,693,229
        Notes payable                                          423,307
        Current portion of installment purchase payable         22,930
        Current portion of long-term loan                        5,719
                            Accounts Payable
           Unrelated parties                                 4,469,640
           Related parties                                     590,858

                        Other accrued liabilities
           Concession fees                                   6,216,070
           Other                                               948,076
       Installment purchase payable-net                         24,540
       Long-term loan-net                                      202,946


(6) Results of Operations, comparing fiscal years ended December 31, 1996 and 1995.

Sales revenue for 1996 was approximately $42 million, compared to approximately $26 million for 1995. This increase is attributable to the exemption of the Thai 7% value-added-tax, which had been waived by the government in order to promote tourism and increase spending on local merchandise in 1996, as well as the Company's expansion in the shops area in the Bangkok domestic airport and in the first phase of Terminal 2, a newly constructed area which is part of the expansion of the Bangkok International Airport.

Cost of sales for the years ended December 31, 1996 and 1995 were approximately $14.5 million and $10.7 million, respectively. This increase is directly related to the increased volume of sales of inventory. Further, KPT's concession agreement with the AAT requires payments based upon fixed amount and a concession fee on Terminal 2 that is significantly less than the original concession fee charged on Terminal 1. The Company's concession fee as a percentage of sales revenue dropped from 58.91% in 1995 to 47.84% in 1996.

Direct  selling  expenses,  excluding  depreciation  and others,  increased as a result of the significant expansion in the area occupied by the Company's stores. These expenses were approximately $2.7 million for 1995 and approximately $4.8 million for 1996. In terms of percentage of sales, 1995 expenses were approximately 10.3% of sales and 1996 expenses were approximately 11.5% of sales. This increase in the percentage of sales is attributable to the under utilization of the rented space while the stores were being constructed.

Administrative expenses for the years ended December 31, 1996 and 1995 were approximately $0.9 million and $0.2 million, respectively. As a percentage of sales, these expenses were approximately 2.2% and 0.9%, respectively. Administrative expenses have increased due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net income for the year ended December 31, 1996 was approximately $1.6 million, or $0.09 per share (basic), contrasted to a loss of approximately ($2.6 million), or a loss of ($0.86) per share (basic), for the year ended December 31, 1995. This turnaround resulted directly from the significant increase in sales revenue achieved by the Company.


(7) Year 2000 Concerns

The Company's existing computer system does not support beyond the year 2000. Due to the expansion of business and the need to operate more efficiently, management has decided to change the computer system to fully support the integration of all systems and all subsidiaries in order to generate centralized management reports and more effectively control all aspects of the business. This system is scheduled to be implemented in January 1999. The cost of this change is not expected to be material.



(8) New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statements of Financial Accounting Standards ("SFASs") that may affect the Company's financial statements as follows:

In June 1997, the FASB issued SFAS No. 130," Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, that these standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

ITEM 7  INDEX TO FINANCIAL STATEMENTS

        Consolidated Financial Statements of the Company (Audited)
        F-1  Independent Auditors' Report
        F-2  Balance Sheets as of December 31, 1997 and 1996
        F-4 Statements of Income for the Years Ended December 31, 1997 and 1996 F-5 Statements of Cash Flows for the Years Ended December 31, 1997 and
             1996
        F-7 Statements of Changes shareholders's Equity for the Years Ended December 31, 1997 and 1996
        F-8  Notes to Financial Statements


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     The  accounting   firm  of  Cheshier  and  Fuller,   LLP,  the  independent
accountants for the Company, was dismissed effective December 12, 1997 as directed by a vote of the Company's Board of Directors. During the fiscal years ended December 31, 1995 and 1996, and the interim period subsequent to December 31, 1996, there have been no disagreements with Cheshier and Fuller, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Cheshier and Fuller, LLP's report on the financial statements for the fiscal year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.


     The Company engaged the accounting firm of BDO Binder (Thailand), Ltd. as independent accountants for the Company effective as of December 12, 1997. The engagement of BDO Binder (Thailand), Ltd. was approved by the Company's Board of Directors. During the fiscal years ended December 31, 1995 and 1996, and the interim period subsequent to December 31, 1996, there have been no consultations with BDO Binder (Thailand), Ltd. on any matters of accounting principles with respect to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.



                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



Name                            Age                 Position
----                            ---         ------------------------------------

Vichai Raksriaksorn              40         Group Chairman, Chief Executive
                                              Officer and Director
Viratana Suntaranond             57         Group Executive Director, Chief
                                              Financial Officer, Secretary
                                              and Director
Antares Cheng                    41         Group Managing Director and Director
Aimon Boonkhundha                41         Deputy Group Managing  Director and
                                            Director
Dharmnoon Prachuabmob            64         Director
Suwan Panyapas                   54         Director
Benjamin B. Fattedad             55         Director of Development and Director

Each of these persons is also a director of King Power Duty Free Company Limited and King Power Tax Free Company Limited.

Set forth below is a description of the backgrounds of the executive officers and directors of the Company.


Vichai Raksriaksorn
-------------------
1997-Present      Group Chairman, Chief Executive Officer and Director  of King Power International Group Co., Ltd.
                  Managing Director of King Power Duty Free Co., Ltd.
                  Chairman of King Power Development Co., Ltd.
                  Thai National Dressage Team Manager
                  Privilege Committee of Thailand Equestrian Federation
1995-Present      Chairman of King Power Duty Free (Macau) Co., Ltd.
                  Chairman of King Power Duty Free (C.B.O.) Limited, Hong Kong
1994-Present      Managing Director of Top (China) Group Co., Ltd.
                  Chairman of King Power International Co., Ltd.
                  Managing Director of Forty Seven Co., Ltd.
                  Chairman of Beijing Great Wall (Top) Tourist Services Co., Ltd.
                  Chairman of V&A Holdings Co., Ltd.
                  Chairman of Hong Kong Kai Tak International Airport Duty Free Shop Co., Ltd.
1993-Present      Chairman of King Power Tax Free Co., Ltd.
                  Chairman of Capitalux Co., Ltd.
1992-Present         Chairman of Lengle (Thailand) Co., Ltd.
1991-Present      Chairman of TAT (Phnompenh) Duty Free Co., Ltd.
1989-Present      Managing Director of Downtown D.F.S. (Thailand) Co., Ltd.
1989-1991         Managing Director of Europa Prince Downtown Shop, Hong Kong
1989-1990         General Manager/ Duty Free Division of Tourism Authority of Thailand
1984-Present      Director of Thai Nishigawa International Co., Ltd.
1980-Present      Managing Director of Sriaksorn (1980) Co., Ltd.




Viratana Suntaranond
--------------------
1997-Present      Group Executive Director, Chief Financial Officer, Secretary and Director of King Power
                  International Group Co., Ltd.
                  Executive Director and Managing Director of King Power Duty Free Co., Ltd.
1994-Present      Director of Big Hand Co., Ltd.
1993-Present      Managing Director of King Power Tax Free Co., Ltd.
1992-Present      President of U.M.P. Commercial Co., Ltd.
1989-1990         Managing Director of Airport Duty Free Co., Ltd., Bangkok, Chieng Mai, Phuket, Hat Yai
                  International Airport
1987-1990         Managing Director of D&TFS Co., Ltd. (Bangkok International Airport General Merchandise &
                  Gifts)
                  Managing Director of Ratana Phan Co., Ltd. (Bangkok International & Domestic Airport Car Park
                  Business)
1985-Present      President of Niji (Thailand) Co., Ltd., (manufacturer of writing instruments)
1984-Present      Managing Director of Thai-Tai International Trading Co., Ltd.
1984-1986         Owner & Director of Ratana Pat Company  (Bangkok International Airport Merchandise & Gifts)
1973-1983         Owner & Director of P.C. Thai Silk Shop and V.R. Shop (Bangkok International & Domestic Airport
                  General Merchandise & Gifts)
1972-1968         Brand Manager (Marketing) of Kimberly-Clark and A. Wander Product, Diethelm Co., Ltd.


Antares Cheng
-------------
1997-Present      Group Managing Director and Director of King Power International
                    Group Co., Ltd.
1995-Present      Managing Director of Hong Kong Kai Tak International Airport
                    Duty Free Shop Co., Ltd.
                  General Manager of King Power Duty Free (Macau) Co., Ltd.






1994-Present      Director of China Ferry Terminal GM Shop
1993-Present      Managing Director of  Top Group (Thailand) Co., Ltd.
1992-Present        Managing Director of  King Power Group
                  Deputy Managing Director of Downtown DFS (Thailand) Co., Ltd.
1990-Present      Director of TAT Phnom Penh Duty Free Co., Ltd., Cambodia
                  Shareholder, Director and General Manager of Europa Prince
                    Department Store
1989-Present      Managing Director of Railway Duty Free, Hong Kong
1989-1990         Director of  Europa Prince Department Store, Hong Kong
1987-1988         Deputy General Manager in the Hong Kong Airport Duty Free Shop.
1986-Present      Managing Director of Group Central  Buying Office
1979-1989         Overall in charge of China Duty Free Shops
1978-1982         Manager in charge of a Tourist Department Store in Merchandising Department.
1976-1978         Manager of  an International Professional Firm of Accountants.


Aimon Boonkhundha
-----------------
1997-Present      Deputy Group Managing Director and Director of King Power International Group Co., Ltd.
1996-Present      Executive Director of King Power Duty Free Co., Ltd.
1994-Present      Executive Director of Beijing Great Wall (Top Tourist Service Co., Ltd.)
1993-Present      Director of King Power Tax Free Co., Ltd.
                  Executive Director of TAT Phnom Penh Co., Ltd.
1989-1990         Managing Director of Tourism Authority of Thailand (TAT) Duty
                    Free Co., Ltd.
1989-Present      Managing Director of Thai Nishigawa International Co., Ltd.
1983-1989         Director of Thai Nishikawa International Co., Ltd.


Suwan Panyapas
--------------
1997-Present      Director of King Power International Group Co., Ltd.
1991-Present      Advisor to TAT Duty Free Co., Ltd.
1989-Present      Advisor & Shareholder of Downtown DFS (Thailand) Co., Ltd.
1989-1991         Managing Director of TAT Duty Free Co., Ltd.
1988-1989         General Manager of TAT Duty Free Co., Ltd.
1986              Senior Chief Judge of Thonburi Civil Court.
                  Acting in the position of Court of Appeal Judge.
                  Assistant to Court of Appeal Judge.
1983              Secretary to Court of Appeal.
1981              Chief Judge of Udon Thanee District Court.
1980              Acting in the position of Civil Court Judge.
1978              Chief Judge attached to the Ministry of Justice.
                  Acting in the position of Chief Judge of  Pathumthanee  Court.
                  Acting in the position of  Secretary  to Supreme  Court Judge.
                  Acting in the position of Juvenile Court Judge.
1976              Provincial Judge of Pathumthanee Court.
1972              Provincial Judge of Ubon Rachathanee Court.

Special Positions held include:

o    Member of Committee Training  Successful  Candidates  appointed to Juvenile
     Court.
o    Member of  Sub-Committee  on the  Development  of Judicial and  Ministerial
     System.
o Member of Committee/Secretary on Selection Test for Judicial Officer for a position of Judge Trainee in 1983- 1984.





o    Committee Member for organizing  events on legal matters,  Public Relations
     Division and Ministry of Justice.


Dharmnoon Prachuabmoh
---------------------
1987-Present      Director of King Power International Group Co., Ltd.
                  Life Member, Pacific Asia Travel Association (PATA)
1995-1996         Member of Thai Parliament, House of Representatives
                  Advisor to Deputy Minister, Ministry of Communications and Transport
                  Vice Chairman, Tourism Committee
1988-1995         President of Thailand Incentive and Convention Association (TICA)
1988-1989         President of Pacific Asia Travel Association
1987-1988         Member of National Legislative Council
                  President of East Asia Travel Association (EATA)
                  Vice President of Pacific Asia Travel Association
                  Secretary of Ad hoc Committee on Tourism and Sports
1986-1994         Governor of the Tourism Authority of Thailand (TAT)
1986-1991         Senator of Thai National Assembly
                  Secretary of Ad hoc Committee on Tourism Promotion of the Senate
                  Member of Committee on Education and Culture
1986-1988          Board of Directors of Pacific Asia Travel Association
1985-1986         Chairman of  International Congress and Convention Association
                    (ICCA-Thailand National Committee)
1983-1985         Chairman of  International Congress and Convention Association
                    (ICCA-Asia Pacific Chapter)
1979-1986         Deputy Governor Tourism Authority of Thailand (TAT)
1974-1976         Deputy Director General, Tourism Organization of Thailand (TOT)



Benjamin  B. Fattedad
---------------------
1997-Present      Group Director of Development and Director of King Power International Group Co., Ltd.
                  Director of  Hong Kong Kai Tak International Airport Duty Free Shop Co., Ltd.
                  Director of King Power Alpha Limited
1995-1997         Advisor of Hong Kong Kai Tak International Airport Duty Free Shop Co., Ltd.
1993-Present      Advisor of Top (China) Group Co., Ltd.
1990-Present      Director of Grosse Hong Kong Ltd.
1989-1990         Shareholder of Europa Prince Department Store, Hong Kong
1989-1995         Consultant of TAT Duty Free Co., Ltd., Thailand
                  Managing Director of Deveg Ltd.
1980-1994         Consultant, Singapore Crocodilarium & Tourist oriented department Store,  Singapore
1972-1994         Consultant  of  Kaiyo Reptile Pte, Ltd., Singapore
1967-1989         Director of  Deveg Ltd.
1962-Present      Director, Reliance Trading Co., Ltd.


All directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Vichai Raksriaksorn and Aimon Boonkhundha are husband and wife. None of the other directors or executive officers are related. Executive officers are elected by the Company's Board of Directors to hold office until their respective successors are elected and qualified.

The Company's bylaws provide that directors may be paid their expenses, if any. Directors are not paid an annual retainer and in 1997 were paid $6,800 each to attend meetings of the Board of Directors or of its committees. All directors attended 100% of the Board meetings held in 1997.

Committees of the Board of Directors

The Board of Directors has two committees: the Audit Committee and Compensation Committee. The Audit Committee is composed of Vichai Raksriaksorn, Suwan Panyapas and Dharmnoon Prachuabmob and Mr. Raksriaksorn is Chairman. The Audit Committee is responsible for recommending the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principals used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee is composed of Vichai Raksriaksorn, Viratana Suntaranond, and Antares Cheng and Mr. Raksriaksorn is Chairman. The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors concerning all forms of compensation paid to the Company's executive officers.



Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on the review of Forms 3,4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a- 3(e), no individuals have failed to file on a timely basis the reports required to be filed under that rule or as required by
Section 16(a) of the 1934 Act during the period from the date that the Company's Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, as amended, to December 31, 1997 except that the following individuals failed to file a Form 3 report with the Securities and Exchange Commission until March 19, 1998: Vichai Raksriaksorn, Viratana Suntaranond, Aimon Boonkhundha, Antares Cheng, Benjamin B. Fattedad, Suwan Panyapas, and Dharmnoon Prachuabmoh.




ITEM 10  EXECUTIVE COMPENSATION


The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation paid by the Company to its four most highly compensated Executive Officers for the fiscal years ended December 31, 1995, 1996 and 1997. None of the Company's other executive officers and directors received cash or non-cash compensation in excess of $100,000 for any of these fiscal years.



Summary Compensation Table


                       Annual Compensation               Long Term Compensation
                   -----------------------------     -----------------------------------------------------------------

(a)                (b)         (c)          (d)          (e)             (f)         (g)           (h)          (i)
Name               Year       Salary       Bonus        Other         Restricted   Option/        LTIP       All Other
& Title                                                 Annual          Stock      SARs(#)       Payouts     Compensat
                                                     Compensation       Awards                                  ion

Vichai             1997          480,000     -          6,800             -           -             -            -
Raksriaksorn       1996          220,000     -            -               -           -             -            -
Group Chairman     1995          220,000     -            -               -           -             -            -
& CEO











Viratana           1997          250,000     -          6,800             -           -             -            -
Suntaranond        1996          120,000     -            -               -           -             -            -
Executive          1995          120,000     -            -               -           -             -            -
Director & CFO



Antares Cheng      1997          200,000     -          6,800             -           -             -            -
Group              1996          100,000     -            -               -           -             -            -
Managing           1995          100,000     -            -               -           -             -            -
Director


Aimon              1997          140,000     -          6,800             -           -             -            -
Boonkhundha        1996                -     -            -               -           -             -            -
Deputy Group       1995                -     -            -               -           -             -            -
Managing
Director



The Company has no employment contracts with any of its executive officers or directors.



ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information as of March 15, 1998 with regard to the beneficial ownership of Common Stock (i) by each person known to the Company to be a beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and director as a group.




         (1)                                         (2)                                   (3)
Name and Address                    Number of Shares Beneficially Owned                 Percent
------------------------            -----------------------------------                 -------

Vichai Raksriaksorn (1)                         5,248,000 (1)                           25.92%
Viratana Suntaranond (2)                        3,000,000 (2)                           14.81%
Aimon Boonkhandha (3)                           3,000,000 (3)                           14.81%
Antares Cheng                                     100,000                                 *
Benjamin B. Fattedad                               90,000                                 *
Suwan Panyapas                                      -0-                                   *
Dharmnoon Prechuabmoh                               -0-                                   *
Niphon Raksriaksorn (4)                         1,037,883 (4)                            5.13%

TOTAL: 8 persons                               12,475,883 (1)(2)(3)(4)                  61.61%


* less than 1 %

(1) This excludes 3,000,000 shares owned by his wife, Aimon Boonkhundha, as her separate property. Mr. Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares.

(2) This excludes 1,000,000 shares owned by his wife, Umaratana Suntaranond, as her separate property, as well as 150,000 shares in the aggregate owned by his three children. Mr. Suntaranond disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares.

(3) This excludes 5,248,000 shares owned by her husband, Vichai Raksriaksorn, as his separate property, as well as 5,000 shares owned by her mother, Auemporn Boonkhant. Ms. Boonkhundha disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares.

(4) This excludes 5,248,000 shares owned by his uncle, Vichai Raksriaksorn. Mr. Niphon Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares.





ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The following companies, which are owned or controlled by one or more of the directors of the Company, had transactions with the Company during the 1997 fiscal year and are likely to have similar transactions with the Company in the future. All transactions were on terms and conditions and at prices substantially similar to those which these companies would have negotiated with unrelated third parties for the same goods and services.


Thai Nishigawa International Co., Ltd.

Mr. Vichai Raksriaksorn and Ms. Aimon Boonhkundha are Director and Managing Director, respectively, and owners of this company, which sells local and imported merchandise of various categories, such as Thai silk, costume jewelry and leather goods, to King Power Tax Free Co., Ltd. The related transaction amount for 1997 was $278,056.


Lengle (Thailand) Co., Ltd.

Mr. Vichai Raksriaksorn is the Chairman and Mr. Suwan Panyapas is a Director of this company. Along with Mr. Viratana Suntaranond, Mr. Antares Cheng and Ms. Aimon Boonhkundha, they are stockholders of this company which acts as a Central Buying Office of local merchandise which is sold to King Power Tax Free Co., Ltd. The related transaction amount for 1997 was $721,673.

Thai Sky Travel & Intertrade Co., Ltd.

Messrs. Vichai Raksriaksorn, Viratana Suntaranond, Antares Cheng and Dharmnoon Prachuabmoh are the directors and owners of this company which sells most of the travel services which are used by the Company's management. The related transaction amount for 1997 was $125,892.

King Power Duty Free (C.B.O.) Limited, Hong Kong

Mr. Vichai Raksriaksorn is the Chairman and Mr. Antares Cheng is the Managing Director and they are owners of this company which sells a substantial amount of imported merchandise to the Company. The related transaction amount for 1997 was $8,935,924.


Niji (Thailand) Co., Ltd.

Mr. Viratana Suntaranond is the President and owner of this company which sells all of the shopping bags which the Company uses. The related transaction amount for 1997 was $119,006.


Airport Authority of Thailand (AAT)

AAT is a governmental agency and it owns five percent of the stock of King Power Duty Free Co., Ltd. In its capacity as a governmental agency and following the rules and procedures established by the government of Thailand, it has granted the concessions and leases under which both King Power Duty Free Co., Ltd. and King Power Tax Free Co., Ltd. operate. (See BUSINESS, Organization and Operations, above.) AAT received all of the rent payments ($814,629 during the 1997 fiscal year) which are paid for the 44 retail stores located in the international and domestic airports in Thailand which are operated by the Company, as well as the Company's bonded warehouses. (See PROPERTIES, above.)

PART IV

ITEM 13  EXHIBITS  AND  REPORTS  ON FORM 8-K

Documents filed as a part of  this report


(A)    Exhibits:
       3.1    Charter of the Company(2)
       3.2    By-Laws of the Company(2)
       4.1    All loan agreements with lenders(2)
       4.2 Copies of all promissory notes, debentures or similar evidences of indebtedness(2)
      10.1    Significant contracts(2)
      21.1    List of all Subsidiaries (1)
      27.1    Financial Data Schedule (1)

      Notes:
                  (1)  Filed herewith
                  (2)  To be filed by amendment


(B)    Reports on Form 8-K

     The Company filed the following reports with the SEC on Form 8-K:

     (a) August 18, 1997, reporting the completion of the sale of 250,000 shares of common stock in a private placement.

     (b) December 12, 1997, reporting a change in Company's independent accountants, with BDO Binder (Thailand) Ltd. replacing Cheshier and Fuller, LLP.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March,1998.



                         KING POWER INTERNATIONAL GROUP CO., LTD.
                            By: /s/  Vichai Raksriaksorn
                                ------------------------
                                Vichai Raksriaksorn
                          Group Chairman, Chief Executive Officer and Director


                            By: /s/  Viratana Suntaranond
                                -------------------------
                                Viratana Suntaranond, Group Executive Director, Chief Financial Officer, Secretary, Director and Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                  Title                                   Date

 /s/ Vichai Raksriaksorn      Group Chairman, Chief Executive     March 30, 1998
     -------------------      Officer and Director
  Vichai Raksriaksorn


 /s/ Viratana Suntaranond     Group Executive Director, Chief     March 30, 1998
     --------------------     Financial Officer, Secretary and Director
  Viratana Suntaranond

 /s/ Antares Cheng
     --------------------     Group Managing Director             March 30, 1998
  Antares Cheng               and Director

/s/ Aimon Boonkhundha         Deputy Group Managing              March 30, 1998
    ---------------------     Director and Director
 Aimon Boonkhundha



/s/                           Director                           March    , 1998
    ---------------------
 Dharmnoon Prachuabmoh

/s/ Suwan Panyapas            Director                           March 30 , 1998
    ---------------------
 Suwan Panyapas

/s/                           Group Director of Operations       March    , 1998
    --------------------      and Director
 Benjamin B. Fattedad

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
King Power International Group Co., Ltd.

We have audited the accompanying consolidated balance sheets of King Power International Group Co., Ltd. (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, financial position of King Power International Group Co., Ltd. as of December 31, 1996 and 1997 and the results of its operations, the changes in its shareholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis.




/s/  BDO Binder (Thailand) Ltd.
-------------------------------
BDO Binder (Thailand) Ltd.
BANGKOK

February 27, 1998

                      KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                          ----------------------
                                                  Note      1996        1997
                                                            US$         US$
               ASSETS
Current Assets
      Cash and cash equivalents                           1,139,203   1,316,880
      Trade accounts receivable                              73,335     429,104
      Trade accounts receivable - related companies  7         --       602,115
      Management fee receivable - related company    7         --     2,174,893
      Refundable value added tax                     4      922,619     963,528
      Advance for duty free goods                           333,711        --
      Advance for office and shop improvement               512,888        --
      Advance to related companies                   7       74,161   2,315,946
      Advance to directors                           5    1,876,164   1,322,782
      Merchandise inventories -  net                 6    6,752,715  13,140,356
      Deferred income tax assets                     8         --       874,465
      Interest receivable - related companies        7         --       101,811
      Interest receivable                                      --       594,814
      Other current assets                                  371,782     460,765
                                                         ----------  ----------
               Total current assets                      12,056,578  24,297,459


Investments in other companies                       9      249,875     115,773
Investment in marketable securities (trading)        3       39,032      21,165
Property, plant and equipment - net                 10    1,750,935   3,402,452
Restricted fixed deposits                           11    9,547,452   6,465,680
Deposit with related company                     7, 12         --       634,961
Other long-term assets                                       98,240     140,709


      TOTAL ASSETS                                       23,742,112  35,078,199
                                                         ==========  ==========



    The accompanying notes are an integral part of the financial statements.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                December 31,
                                                            --------------------
                                                  Note      1996        1997
                                                            US$         US$
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Bank overdraft                               13     937,804       958,635
      Bank loan                                    14   3,903,201     4,836,552
      Notes payable                                15   1,749,763       423,307
      Current portion of installment purchase
         payable                                   16      63,488        22,930
      Current portion of long-term loan            17       --            5,719
      Trade accounts payable - related companies    7   1,410,695       590,858
      Trade accounts payable                            9,640,775    10,913,560
      Advance from related companies                7     685,012          --
      Leasehold improvements payable                      457,552          --
      Accrued concession fee                                --        6,216,070
      Accrued expenses                                    361,333       469,184
      Other current liabilities                           198,229       478,892
                                                       ----------    ----------
               Total current liabilities               19,407,852    24,915,707

Installment purchase payable - net                 16      55,010        24,540
Long-term loan-net                                 17        --         202,946
                                                       ----------    ----------
               Total liabilities                       19,462,862    25,143,193


Minority interest                                   1     351,964       170,712

Commitments and contingencies                      19

Shareholders' Equity                               18
      Common stock - $0.001 par value.100,000,000
          shares authorized 18,800,000 and 20,250,000
          share issued and outstanding at December 31,
          1996 and 1997,respectively                       18,800        20,250
      Additional paid in capital                       18,962,595    20,848,145
      Retained earnings (Deficit)                     (15,564,597)   (7,629,761)
      Translation adjustments                             510,488    (3,474,340)
                                                       ----------    -----------
               Total shareholders' equity               3,927,286     9,764,294

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       23,742,112    35,078,199
                                                      ===========    ==========
                                                                0             0

    The accompanying notes are an integral part of the financial statements.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Year ended December 31,
                                                   ---------------------------
                                                  Note      1996        1997
                                                            US$         US$

Sales revenue                                          41,869,197    95,996,663

Cost of sales :
     Cost of merchandise sold                       7  14,453,584    38,504,886
     Concession fee                                    20,032,406    34,337,536
                                                       ----------    ----------
           Total cost of sales                         34,485,990    72,842,422
                                                       ----------    ----------

Gross profit                                            7,383,207    23,154,241

Operating expenses :
     Selling expenses
        Sales salaries and welfare                      4,275,589     7,247,795
        Rental and service fee and other expenses
          under the concession agreement                  540,354     1,443,408
        Depreciation                                      180,831       779,002
        Others                                            369,559     1,362,045
                                                       ----------    ----------
          Subtotal                                      5,366,333    10,832,250
      Administrative expenses                             906,746     3,789,022
                                                       ----------    ----------
          Total operating expenses                      6,273,079    14,621,272
                                                       ----------    ----------
Income from operation                                   1,110,128     8,532,969


Other income:
      Interest income - related company            7         --         141,969
      Interest income                                     592,317     1,684,794
      Realized gain on foreign exchange                   464,743     2,434,005
      Unrealized gain on foreign exchange                    --       1,385,203
      Management fee income                        7         --       1,647,548
      Other income                                          5,177       305,788
                                                       ----------    ----------
          Total other revenues                          1,062,237     7,599,307
                                                       ----------    ----------
Other expenses:
      Interest expenses                                   539,337     1,226,176
      Realized loss on foreign exchange                      --       3,252,492
      Unrealized loss on foreign exchange
        due to Baht devaluation                              --       1,625,558
      Unrealized loss on foreign exchange                    --       3,313,213
      Loss in investment in other companies                 2,993        27,503
      Loss in investment in marketable
        securities (trading)                               26,764           --
                                                       ----------    ----------
          Total other expenses                            569,094     9,444,942
                                                       ----------    ----------

Net income before income tax                            1,603,271     6,687,334
Income tax benefit                                  8        --       1,219,387
                                                       ----------    ----------
Net income before minority interest                     1,603,271     7,906,721
Loss shared by minority interest                           39,517        28,115
                                                       ----------    ----------
                                                       ==========    ==========
Net income attributed to common shares                  1,642,788     7,934,836
                                                       ==========    ==========

Weighted average number of common shares
   outstanding                                         18,800,000    19,779,011

Basic earnings per share                                     0.09          0.40



    The accompanying notes are an integral part of the financial statements.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended December 31,
                                                   --------------------------
                                                  Note      1996        1997
                                                            US$          US$

Cash flows from operating activities :
      Net income                                        1,642,788     7,934,836
      Adjustments to reconcile net income to
        net cash provided (used) by operating
        activities
        Depreciation                                      180,831       779,002
        Unrealized loss on foreign exchange                  --       4,938,771
        Unrealized gain on foreign exchange                  --      (1,385,203)
        Provision for damage stock                           --         743,747
        Provision for devaluation in investment
           in other company                                 2,993        27,503
        Provision for devaluation in investment
           in marketable securities                        26,764         --
        Deferred tax assets                                  --        (874,465)
        Minority interest-income statement impact         (39,517)      (28,115)
        Decrease (increase) in operating assets :
           Trade accounts receivable - related
             companies                                       --        (602,115)
           Trade accounts receivable                      (73,335)     (354,010)
           Refundable valued added tax                    (922,619)     (40,909)
           Advance for duty free goods                    (333,711)     333,711
           Advance for office and shop
             improvement                                  (512,888)     512,888
           Advance to related companies                    (74,161)  (2,241,785)
           Advance directors                            (1,876,164)     553,382
           Inventories                                  (6,115,974)  (5,803,278)
           Management fee receivable-related company         --        (789,690)
           Interest receivable                               --        (696,625)
           Other current assets                           (371,782)     (88,983)
        Increase (decrease) in operating liabilities:

           Trade accounts payable-Related companies        216,810     (889,937)
           Trade accounts payable                        6,742,039   (2,969,378)
           Advance from related companies                  685,012     (685,012)
           Leasehold improvements payable                  457,552     (457,552)
           Advance from director                        (2,432,067)        --
           Accrued concession fee                             --      6,216,070
           Accrued expenses                                361,333      107,851
           Other current liabilities                       (49,652)     280,663
        Minority interest-balance sheet impact             394,615     (153,137)
                                                         ---------    ---------
              Net cash provided (used) by operating
                activities                              (2,091,133)   4,368,230
                                                         ---------    ---------



    The accompanying notes are an integral part of the financial statements.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                     Year ended December 31,
                                                    ------------------------
                                                   Note     1996        1997
                                                            US$         US$

Cash flows from investing activities :
     Reduction in investment in other
      company                                                4,292      106,599
     Reduction in investment in marketable
      security                                                 897       17,867
      Purchase of fixed assets                          (1,476,670)  (2,430,519)
     Addition in deposit with related
      company                                                    -     (634,961)
     Addition in long-term
      assets                                               (38,573)     (42,469)
                                                         ---------    ---------
                   Net cash provided (used) by
                   investing activities                 (1,510,054)  (2,983,483)
                                                         ---------    ---------

Cash flows from financing activities :
     Proceeds (repayment) in bank
      overdrafts                                           575,267       20,831
     Proceeds (repayment) from bank
      loan                                               3,903,201   (1,072,033)
     Proceeds (repayment) from note
      payable                                            1,749,763   (1,326,456)
     Proceeds (repayment) from installment
      purchase payable                                     118,498      (71,028)
     Proceeds from long-term
      loan                                                       -      208,665
     Capital injection in KPD                            7,360,455            -
     Net proceeds from Regulation S
      issuance                                     18 (d)        -    1,887,000
Translation adjustment                                     125,384   (3,984,828)
                                                        ----------    ---------
                   Net cash provided (used) by
                   financing activities                 13,832,568   (4,337,849)
                                                        ----------    ---------

Effect of exchange rate changes on cash                          -       49,007
Decrease (Increase) in restricted fixed
deposit                                                 (9,547,452)   3,081,772
                                                        ----------    ---------
Net increase in cash and cash equivalents                  683,929      177,677
Cash and cash equivalents-beginning of
years                                                      455,274    1,139,203
                                                        ----------    ---------
Cash and cash equivalents-end of years                   1,139,203    1,316,880
                                                        ==========    =========

Supplemental cash flow information
      Cash paid during the period:
          Interest paid                                    539,337      588,403
          Income taxes paid                                      -            -

      Non-cash transaction:
          Common stock                                           -        1,200

          Additional paid-in capital                             -       (1,200)


    The accompanying notes are an integral part of the financial statements.


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES SHAREHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 1996 AND 1997


                                                         Common Stock
                                                ----------------------------   Additional     Retained       Translation
                                          Note        Shares         Amount    Paid in        Earnings       Adjustments    Total
                                                                               Capital
                                       ----------- ------------    ---------  -----------    -----------     -----------  ----------
                                                                       US$        US$          US$             US$          US$

Balance, January 1, 1996               18 (a) (b)   18,800,000       18,800    11,602,130    (17,207,385)    385,104     (5,201,351)

Initial investment in King Power
Duty Free at 2/26/96                                    --             --       7,360,465        --            --         7,360,465

Net income (loss)                                       --             --         --           1,642,788       --         1,642,788

Translation adjustments                                 --             --         --             --          125,384        125,384
                                                   -----------     ---------   -----------   -----------     ---------   ----------
Balance, December 31, 1996                          18,800,000       18,800    18,962,595    (15,564,597)    510,488      3,927,286


Recapitalization at June 12, 1997      18 (c)        1,200,000        1,200        (1,200)       --            --             --

Regulation S issuance at
August 19, 1997                        18 (d)          250,000          250     1,886,750        --            --         1,887,000

Net income (loss)                                       --             --          --          7,934,836       --         7,934,836

Translation adjustments                                 --             --          --             --      (3,984,828)    (3,984,828)
                                                   ===========     ========    ==========     ==========   =========     ==========
Balance, December 31, 1997                          20,250,000       20,250    20,848,145     (7,629,761) (3,474,340)     9,764,294
                                                   ===========     ========    ==========     ==========   =========     ==========



    The accompanying notes are an integral part of the financial statements.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     King Power International Group Co., Ltd. (formerly Immune America, Inc.) (the Company) is incorporated under the laws of the State of Nevada on July 30, 1985 in pursuance of the research and development of nutritional products to treat malfunctions of body caused by immune deficiencies. The Company began having financial difficulties in early 1988, and subsequently ceased operations and liquidated its assets in the second quarter of that year. Since then through June 12, 1997, the management had kept the Company inactive. The inactive Company was regarded as a development stage company.

     On June 12, 1997, the Company exchanged 18,800,000 shares of its common stock for 99.94% of issued and outstanding common shares of King Power Tax Free Company Limited (formerly J.M.T. Group Company Limited) (KPT thereafter) and 94.95% of the issued and outstanding common shares of King Power Duty Free Company Limited (formerly J.M.T. Duty Free Company Limited) (KPD thereafter). As these two Thailand-based companies are active operating companies, therefore, the Company was no longer a development stage company after June 12 , 1997.

     This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles requires that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose. Consequently, this transaction has been accounted for as a "reverse acquisition" for financial reporting purpose and KPT and KPD are deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilizes the capital structure of Immune Ameica, Inc. and the assets and liabilities of KPT and KPD are recorded at historical cost.

     KPT and KPD are the operating entities for financial reporting purpose, and the financial statements prior to June 12, 1997 represent KPT and KPD's financial position and results of operations. The assets, liabilities and results of operations of both KPT and KPD are included as of June 12, 1997. Although KPT and KPD are deemed to be the acquiring corporations for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change.

     Concurrent with the reverse acquisition, the Company changed its corporate name from Immune America, Inc. to King Power International Group Co., Ltd.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     King Power Duty Free Company Limited is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in various stores located in the international terminals of the various airports located in Thailand. KPD holds from the Airports Authority of Thailand a non-exclusive license to operate duty free stores for all stores of this specific nature. For the duty free store operation, KPD is exempt from input value added tax on purchases of merchandise and from output value added tax on sales of merchandise.

     King Power Tax Free Company Limited is a Thailand-based corporation engaged in selling various souvenirs and consumer products in the international and domestic terminals of the various airports located within Thailand to the general public. KPT holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of this specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise.

     On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited" ("KPG Thai"), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997 and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per shares. KPT acquired 5,093 shares of common stock in King Power International Group (Thailand) Company Limited, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in King Power International Group (Thailand) Company Limited.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars.

     Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Merchandise Inventory Valuation

     Merchandise inventory are stated at the lower of cost or market. Costs are determined on a first-in and first-out basis.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Foreign Currency Translation and Transactions
     The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

     On July 2, 1997, Thailand government announced the change of foreign currency conversion to a "Managed Float" system resulting in the requirement for business enterprises to adjust the value of assets and liabilities denominated in foreign currencies accordingly thereafter. Consequently, the loss of US$1,625,558 arising from the change of foreign currency conversion under the "Managed Float" system was presented in the consolidated statement of income.

     The  exchange  rates as of  December  31,  1996 and 1997 are $1 = Thai Baht
25.62 and Baht 47.247, respectively. The average rate of exchange during 1996 and 1997 are $1 = Thai Baht 25.4075 and Baht 33.8825, respectively.

     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows :

                                                   Estimated useful life
                                                       (in years)
                                                   ---------------------
Building...................................................20
Leasehold improvements..................................... 5
Selling office equipment and fixtures...................... 5
Vehicles................................................... 5

     Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in income statement.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Use of Estimates
     The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable and the deferred income tax asset allowance. Actual results could differ from those estimates.

     Revenue Recognition
     The Company recognizes revenue from sales of merchandise at the point of sales.

     Concession Agreement
     According to the concession agreement with Airport Authority of Thailand, King Power Tax Free Co., Ltd. is required to pay concession fee, rental and services fee, and other related expenses at the fixed charges as defined in the agreement.

     According to the concession agreement with Airport Authority of Thailand, King Power Duty Free Co., Ltd. is required to pay concession fee at the fixed percentage of sales but at least equal to the fixed charge as defined in agreement, and pay rental and service fee and other related expenses at the fixed charges as defined in the agreement.

     Accounts Receivable and Concentration of Credit Risk

     The Company's retail businesses are cash flow businesses. Most of sales have taken place with cash receipts or credit card payments. Consequently, the Company usually does not provide any bad debt allowance for doubtful accounts. However, the Company does review its accounts receivable from time to time on case by case basis to determine if any bad debt allowance is necessary at each year end. The Company maintain its cash accounts in high quality financial institutes.

     Investment in Marketable Securities
     The Company accounts for investment in marketable securities as trading category in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115).

     Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories.

     Held to Maturity - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost and adjusted for amortization of premiums and discounts.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Trading Securities - bought principally for purpose of selling them in the near term. Amounts are reported at fair value with unrealized gains and losses included in other income (expenses).

     Available for Sale - not classified in one of the above categories. Amounts are reported at fair value with unrealized gains and losses excluded from other income (expenses) and reported separately as a component of shareholders' equity.

     Investments in Other Company
     Investment in other companies under 20% of interest was accounted for using the cost method. Provision for diminution in value of the investment was included in the statement of income.

     Fair Value of Financial Instruments
     The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and accrued payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value because the interest rates on these instruments are subject to change with market interest rates.

     Income Taxes
     The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

     The Company does not provide income tax provision on unremitted earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earning in their operations.

     Earnings Per Share
     In 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where applicable, restated to confirm to the requirements of SFAS No. 128.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Accounting for Stock-based Compensation
     In connection with its adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123), the Company will adopt the intrinsic value method of accounting for employee stock options and disclose the pro forma impact on net income and earnings per share as if the fair value -based method had been applied. For equity instruments, including stock options issued to non-employee, including directors, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

     New Accounting Standards Not Yet Adopted
     In June 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

     Reclassification of Accounts
     Certain accounts in the 1996 financial statements were reclassified to conform with the 1997 financial statement presentation

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES (TRADING )

                                                                 1996    1997
                                                                 ----    ----
                                                                  US$    US$

At Cost........................................................ 78,064   42,330

Loss on decline in market value of investment..................(39,032) (21,165)
         Net investment in mutual fund......................... 39,032   21,165
                                                                ======   ======

     On May 23, 1995, King Power Tax Free Co., Ltd. (KPT) acquired 200,000 investment units of Bangkok Metropolitan Fund, equivalent to 10% of the registered fund. Bangkok Metropolitan Fund, a five-years closed-end mutual fund, was established and managed by The Mutual Fund Public Company Limited, and has a registered fund totalling Baht 2,000 million divided into 200 million investment units with par value of Baht 10 each.

     There was no disposal of investment in 1997. The reduction in cost value of investment in US dollar was due to using different exchange rates from year to year.

NOTE 4 - REFUNDABLE VALUE ADDED TAX

     In the Company's  Thailand-based  subsidiaries,  refundable value added tax
(VAT) represents, on a cumulative basis, the excess of input tax (charged by suppliers on purchases of merchandise and services) over the output tax (charged to customers on sales of merchandise and services). Value added tax is levied on the value added at each stage of production and distribution including servicing, generally at the rate of 7% and at the rate of 10% starting at August 16, 1997.

NOTE 5 - ADVANCE TO DIRECTORS

     Advance to directors bears an interest rate ranging from 14.5% to 17.5% per annum and is due on demand.

NOTE 6 - MERCHANDISE INVENTORIES

         Merchandise inventories are summarized as follows :
                                                           1996        1997
                                                           ----        ----
                                                            US$        US$

Merchandise                                               6,752,715  13,673,723
Less : Provision for damaged stock                           -         (533,367)
                                                          ---------------------
                                                          6,752,715  13,140,356
                                                          =========  ==========



            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - RELATED PARTY TRANSACTIONS


                                                                    1996       1997
                                                                    ----       ----
                                                                     US$       US$
Trade account receivable - related companies
     Downtown D.F.S. (Thailand) Co., Ltd.                             --       164,104
     King Power International Co., Ltd. (World Trade Center)          --       438,011

Management fee receivable - related company
     Downtown D.F.S. (Thailand) Co., Ltd.                             --     2,174,893

Advance to related companies
     47 Co., Ltd.                                                     --       345,382
     King Power Duty Free (CBO) Ltd.                                  --         9,226
     King Power International Co., Ltd. (World Trade Center)          --     1,961,338
     Downtown D.F.S. (Thailand) Co., Ltd.                           74,161        --

Interest receivable - related companies
     47 Co., Ltd.                                                     --        31,974
     Downtown D.F.S. (Thailand) Co., Ltd.                             --        69,837

Deposit with related company
     Downtown D.F.S. (Thailand) Co., Ltd.                             --       634,961

Trade accounts payable - related company
     Lengle (Thailand) Co., Ltd.                                 1,284,554     310,774
     King Power Duty Free (CBO) Ltd.                               126,141     280,084

Advance from related companies
     Lengle (Thailand) Co., Ltd.                                   390,320        --
     47 Co., Ltd.                                                  177,596        --
     Top China Group Co., Ltd.                                     117,096        --

Management fee income
     Downtown D.F.S. (Thailand) Co., Ltd.                             --     1,647,548

Interest income - related companies
     47 Co., Ltd.                                                     --        44,586
     Downtown D.F.S. (Thailand) Co., Ltd.                             --        97,383





            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - RELATED PARTY TRANSACTIONS


                                                                    1996       1997
                                                                    ----       ----
                                                                     US$       US$
Trade account receivable - related companies
     Downtown D.F.S. (Thailand) Co., Ltd.                             --       164,104
     King Power International Co., Ltd. (World Trade Center)          --       438,011

Management fee receivable - related company
     Downtown D.F.S. (Thailand) Co., Ltd.                             --     2,174,893

Advance to related companies
     47 Co., Ltd.                                                     --       345,382
     King Power Duty Free (CBO) Ltd.                                  --         9,226
     King Power International Co., Ltd. (World Trade Center)          --     1,961,338
     Downtown D.F.S. (Thailand) Co., Ltd.                           74,161        --

Interest receivable - related companies
     47 Co., Ltd.                                                     --        31,974
     Downtown D.F.S. (Thailand) Co., Ltd.                             --        69,837

Deposit with related company
     Downtown D.F.S. (Thailand) Co., Ltd.                             --       634,961

Trade accounts payable - related company
     Lengle (Thailand) Co., Ltd.                                 1,284,554     310,774
     King Power Duty Free (CBO) Ltd.                               126,141     280,084

Advance from related companies
     Lengle (Thailand) Co., Ltd.                                   390,320        --
     47 Co., Ltd.                                                  177,596        --
     Top China Group Co., Ltd.                                     117,096        --

Management fee income
     Downtown D.F.S. (Thailand) Co., Ltd.                             --     1,647,548

Interest income - related companies
     47 Co., Ltd.                                                     --        44,586
     Downtown D.F.S. (Thailand) Co., Ltd.                             --        97,383

Sales
     Downtown D.F.S. (Thailand) Co., Ltd.                             --       266,862
     King Power international Co., Ltd. (World trade Center)          --       986,528


           KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continues)

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

                                                            1996         1997
                                                            ----         ----



Purchasing

     Lengle (Thailand) Co., Ltd.                            528,559     721,673
     King power Duty Free (CBO) Ltd.                        127,196   7,882,021
     Thai Nishigawa International Co., Ltd.                 112,190     278,056
     Thai Sky Travel & Intertrade Co., Ltd.                    -        125,892
     Niji (Thailand) Co., Ltd.                                 -        119,006
Trade accounts payable

     Thai Nishigawa International Co., Ltd.                  45,157      32,077
     Thai Sky Travel & Intertrade Co., Ltd.                    -          1,870
     Niji (Thailand) Co., Ltd.                                 -         19,901
Accrued concession fee
     Airport Authority of Thailand                             -      6,216,070
Concession fee
     Airport Authority of Thailand                       20,032,406  34,337,536
Rental, Service fee and other expenses under concession
  agreement
     Airport Authority of Thailand                          540,354   1,443,408


     Advance to / from related companies represents advance for operation fund. Such advances are interest free in 1996 and bear interest rate ranging from 14.5% to 17.5% per annum in 1997 and are due on demand.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - DEFERRED INCOME TAX ASSETS

     In Thailand, business enterprises are subject to corporate income tax on their book profits after adjustments made for tax purposes. Provisions for bad debts or inventory obsolescence are not deductible until bad debt or inventory obsolescence actually takes place. The Thailand corporate income tax is levied at the flat rate of 30%. However, the net operating loss can be carried forward and utilized within five years. Accordingly, the income tax benefit using the average exchange rate for income statement account and the deferred income tax asset using current exchange rate for balance sheet account have been determined as follows :

                                                                                   1996          1997
                                                                                   ----          ----
                                                                                   US$           US$
Statement of income
  Current income tax                                                                784,329     2,626,660
  Usage of operating loss carry-forward                                            (784,329)   (2,626,660)
  Deferred income tax asset
    - Temporary difference                                                           20,052       264,166
    - Net operating loss carry-forward                                            4,589,205       955,221
                                                                                 ----------    ----------
                                                                                  4,609,257     1,219,387
  Less : Valuation allowance                                                     (4,609,257)         --
                                                                                 ----------    ----------
                                                                                       --       1,219,387
                                                                                 ==========    ==========
Balance sheet
  Deferred income tax asset                                                            --         874,465
                                                                                 ==========    ==========

     As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                                                                   1996          1997
                                                                                   ----          ----

Standard income tax rate                                                            30.00%         30.00%
Usage of operating loss carry-forward                                              (30.00%)       (30.00%)
Usage of temporary difference                                                       (1.25%)        (3.95%)
Recognition of net operating loss carry-forward                                   (286.24%)       (14.28%)
Less : Valuation allowance                                                         287.49%           --
                                                                                   -------         ------
Effective income tax rate                                                             --          (18.23%)
                                                                                   =======         ======

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax assets and liabilities and their approximate tax effects are as follows :

                                                              1996       1997
                                                              ----       ----
                                                              US$        US$

         Provision on damaged stock                              -      223,124
         Provision for devaluation of investment             20,052      41,042
                                                             ------     -------
         Deferred income tax asset - temporary differences   20,052     264,166
                                                             ======     =======

     Also, the net operating losses carry-forward amounts give rise to the deferred income tax assets and their approximate effects are as follows :

         As at December 31, 1996


                                             Loss/(profit)         Loss used       Loss available for future use
           Year        Subsidiaries            incurred              1996               at December 31, 1996
           ----        ------------       ------------------         ----              ---------------------
                                                  US$                 US$                       US$

         1992             KPT                     7,386               (7,386)                   -
         1993             KPT                 7,104,134           (2,607,045)                4,497,089
         1994             KPT                 7,314,276                -                     7,314,276
         1995             KPT                 2,674,781                -                     2,674,781
         1996             KPT                (2,614,431)               -                        -
                          KPD                   811,203                -                       811,203
                                           ------------          ------------             ------------
                                             15,297,349           (2,614,431)               15,297,349
                                           ============           ===========               ==========

         Deferred income tax asset
              -  usage of operating loss carry-forward              (784,329)
                                                                =============
              -  net operating loss carry-forward                                            4,589,205
                                                                                           ===========




            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         As at December 31, 1997


                                       Loss/(profit)            Loss used          Loss available for future use
           Year      Subsidiaries        incurred            1996          1997        at December 31, 1997
           ----      ------------      -------------         ----          ----        --------------------
                                            US$               US$           US$                 US$

         1992           KPT                 5,538           (5,538)         -                   -
         1993           KPT             5,327,184       (1,954,948)     (3,372,236)             -
         1994           KPT             5,484,763             -         (5,383,298)            101,465
         1995           KPT             2,005,740             -             -                2,005,740
         1996           KPT            (1,960,486)            -             -                   -
                        KPD               608,298             -             -                  608,298
         1997           KPT            (8,755,534)            -             -                   -
                        KPD               468,566             -             -                  468,566
                                     ------------      -----------    ------------          ----------
                                        3,184,069       (1,960,486)     (8,755,534)          3,184,069
                                     ============       ===========     ===========          =========

         Deferred income tax asset
              -  usage of operating loss carry-forward                  (2,626,660)
                                                                        ===========
              -  net operating loss carry-forward                                              955,221
                                                                                           ===========

     No valuation allowance has been provided at December 31, 1997 as the Company has determined that it is more likely than not to realize these deferred income tax assets.

     The difference in net operating loss carry-forward amount in US dollars from 1996 to 1997 was due to using different exchange rates from year to year.




NOTE 9 - INVESTMENTS IN OTHER COMPANIES


                                                                         1996
                                             ------------------------------------------------------------
                                                           Provision for devaluation      Net investments
                                                Cost             of investment          in other companies
                                             ---------     -------------------------    ------------------
                                                 US$                  US$                       US$

International Tourism Promotion
    Co., Ltd.                                  234,192               23,814                  210,378
Top Trade Overseas Promotion
   Co., Ltd.                                    39,032                2,659                   36,373
Global Capital Group Co., Ltd.                   3,903                  779                    3,124
                                             ---------             --------                 --------
         Total                                 277,127               27,252                  249,875
                                             =========             ========                  =======

                                                                            F-19


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                         1997
                                                           Provision for devaluation      Net investments
                                                Cost             of investment          in other companies
                                                 US$                  US$                       US$

International Tourism Promotion
    Co., Ltd.                                  126,992               12,914                    114,078
Top Trade Overseas Promotion
   Co., Ltd.                                    21,165               21,165                       -
Global Capital Group Co., Ltd.                   2,117                  422                      1,695
                                             ---------              -------                    -------
         Total                                 150,274               34,501                    115,773
                                             =========              =======                    =======


     There was no disposal of investment in 1997 for these three entities. The reduction in cost value of investment in US dollars was due to using different exchange rates from year to year.

     King Power Tax Free Co., Ltd. (KPT) acquired 60,000 shares of common stock in International Tourism Promotion Co., Ltd., on July 5, 1995 an equivalent to 10% of the registered capital. International Tourism Promotion Co., Ltd. was established in Thailand on October 14, 1993, and has registered capital totaling Baht 60 million divided into 600,000 shares of common stock with Baht 100 per share. International Tourism Promotion Co., Ltd. suffered a loss of Baht 534,069 in 1995 and Baht 76,057 in December, 1996, respectively. The amount of loss was determined to be equal to the decline in the net realizable value of the investment and has been reflected in the statement of income for the years ended December 31, 1995 and 1996, respectively. As for the year ended December 31, 1997, no additional provision for devaluation of investment was made as there was no 1997 financial statements available.

     King Power Tax Free Co., Ltd. (KPT) acquired 10,000 shares of common stock in Top Trade Overseas Promotion Co., Ltd., on October 18, 1994 an equivalent to 10% of the registered capital. Top Trade Overseas Promotion Co., Ltd. was established in Thailand on July 13, 1994, and has a registered capital totaling Baht 10 million divided into 100,000 shares of common stock with Baht 100 per share. Top Trade Overseas Promotion Co., Ltd. suffered a loss of Baht 68,125 in 1994. The amount of loss was determined to be equal to the decline in the net realizable value of the investment and has been reflected in the statement of income for the year ended December 31, 1994. As for the year ended December 31, 1995 and 1996, no additional provision for devaluation of investment was made as there was no 1995 and 1996 financial statements available. However, the additional loss has been set up covering full amount of total investment in 1997.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     King Power Tax Free Co., Ltd. (KPT) acquired 10,000 shares of common stock in Global Capital Group Co., Ltd., on July 20, 1995 an equivalent to 1% of the registered capital. Global Capital Group Co., Ltd. was established in Thailand on June 14, 1994, and has a registered capital totaling Baht 10 million divided into 1,000,000 shares of common stock with Baht 10 per share. Global Capital Group Co., Ltd. suffered a loss of Baht 19,955 in 1995. The amount of loss was determined to be equal to the decline in the net realizable value of the investment and has been reflected in the statement of Income for the year ended December 31, 1995. As for the year ended December 31, 1996 and 1997, no additional provision for devaluation of investment was made as there was no 1996 and 1997 financial statements available.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT - NET

                                              1996           1997
                                              ----           ----
                                               US$            US$

Land                                             --         111,753
Building                                         --         109,375
Construction in process                          --         354,486
Leasehold improvements                      1,097,040     2,334,382
Selling office equipment and fixtures         851,627       983,794
Vehicles                                      221,308       294,023
                                           ----------    ----------
     Total acquisition cost                 2,169,975     4,187,813
Less:  accumulated depreciation              (419,040)     (785,361)
                                           ----------    ----------
     Net book value                         1,750,935     3,402,452
                                            ==========    ==========

NOTE 11 - RESTRICTED FIXED DEPOSITS

     The Company's Thailand-based subsidiaries made restricted fixed deposits as guarantee with a commercial bank for bank credit facilities of subsidiaries and a related company (Bank overdraft, Letter of Credit, Trust receipt) and for the issuance of letter of guarantee required under an agreement with the Airports Authority of Thailand with which King Power Tax Free Co., Ltd. was granted for the exclusive operating license and King Power Duty Free Co., Ltd. were granted non-exclusive operating license to sell merchandise and souvenirs, and to rent the commercial space to carry out such activities in the International Airport of Thailand. Such fixed deposits are term deposits (ranging from 3 months to 12 months) with the bank which bear interest at rates varying from 9.25% to 11.25% per annum.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - DEPOSIT WITH A RELATED COMPANY

     King Power Duty Free Co., Ltd. (KPD) made a deposit in 1997 with a related company namely Downtown D.F.S (Thailand) Co., Ltd. (DDC) for using credit facilities of Baht 100 million from a financial institute which is guaranteed by DDC.

NOTE 13 - BANK OVERDRAFT

     The Company obtained from a commercial bank an overdraft facility of Baht 25 million which bears interest at the Bank's MOR plus 1% per annum, and is guaranteed by a director of the Company and the pledged fixed deposit. For the year ended December 31, 1996, the average rate of MOR (Minimum Overdraft Rate) was 14.25% per annum and for the year ended December 31, 1997, the MOR was varying from 15.5% to 24% per annum.

NOTE 14 - BANK LOAN
                                 1996        1997
                                 ----        ----
                                 US$         US$

          Trust receipt             --     3,143,323
          Short-term loan      3,903,201   1,693,229
                               ---------   ---------
                               3,903,201   4,836,552
                               ---------   ---------

     Trust receipt incurred by King Power Duty Free Co., Ltd. (KPD) bears interest at the rates varying from 12.50% to 19.50% and is guaranteed by the aforementioned fixed deposit, KPD's land, and two directors of KPD together with a related company.

     King Power Tax Free Co., Ltd. (KPT) has a short-term loan with a local bank for Baht 100 million which bears interest at the Bank's MLR plus 1.5% per annum. The repayment schedule is by ten installments of Baht 10 million, starting from November, 1996. The short-term loan is guaranteed by two directors of KPT together with a related company, and one million shares of King Power Duty Free Co., Ltd.'s stock (at a par value of Baht 100 per share, totaling Baht 100 million)

     For the year ended December 31, 1996 and 1997, the average rate of MLR (Minimum Loan Rate), were 14.25% per annum and 17% per annum, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 - NOTES PAYABLE

     At December 31, 1996 and 1997 King Power Tax Free Co., Ltd. (KPT) issued a 30-day promissory note payable to a local commercial bank, which bears interest at rates varying from 13% to 14.25% per annum and 14% to 22% per annum, respectively.

NOTE 16 - INSTALLMENT PURCHASE PAYABLE - NET

     Installment purchase payable incurred from the purchase of vehicles of King Power Duty Free Co., Ltd. (KPD). Repayment periods are composed of 36 monthly installments of Baht 11,285 per payment including interest at the rate of 9% per annum for each seven vehicles, respectively.

                                                            1996        1997
                                                            US$         US$

Installment purchase payable                               118,498      47,470
Less : Current portion of installment purchase payable     (63,488)    (22,930)
                                                          --------    --------
Installment purchase payable - net                          55,010      24,540
                                                          ========    ========

NOTE 17 - LONG-TERM LOAN - NET

                                                            1996        1997
                                                            US$         US$

Long-term loan                                                -        208,665
Less : Current portion of long-term loan                      -         (5,719)
                                                              -        -------
Long-term loan - net                                          -        202,946
                                                          ========     =======

     In 1997 King Power Duty Free Co., Ltd. (KPD ) obtained a long-term loan from a local financial institution of Baht 10 million which bears an interest rate of 13.5% per annum. The repayment schedule is composed of 76 monthly installments of Baht 129,840 per payment (including interest), starting from March 4, 1997. The long-term loan is collateralized by KPD's properties and guaranteed by a director of KPD.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 - SHAREHOLDERS' EQUITY

     (a) Per the reverse acquisition agreement, the two Thailand-based companies together shall receive a total of 18,800,000 shares of common stock of Immune
America, Inc. which represented 94% of equity interest as of the date the reverse acquisition agreement was effective. Therefore, the 18,800,000 shares were assumed to be issued and outstanding as of January 1, 1996 for the purpose of presenting comparative financial statements.

     (b) Per reverse acquisition agreement, 752,000 shares out of the total 18,800,000 shares were put in escrow as the agreement stipulates that the new management shall have financial statements as of December 31, 1997 prepared in accordance with U.S. GAAP by a clearly defined date or have reached certain criteria of financial performance measurement. If the new management fails to satisfy either one condition, the 752,000 shares shall be released to a financial consulting company which was a signing party of the reverse acquisition agreement.

     (c) Per the reverse acquisition agreement, the other 4% of equity interest were represented by 1,200,000 shares of common stock as of June 12, 1997 when the reverse acquisition was effective. These 1,200,000 shares of common stock were represented by the following components:

                                                                Additional
                                          Common Stock            Paid-in      Retained      Treasury
                                     Shares         Amount        Capital      Earnings       Stock        Total
                                  ----------------------------------------------------------------------------------
Beginning Balance at 12/31/96           275,316            275       151,186     (143,833)      (6,000)       1,628
Form S-8 issuance at 5/8/97             924,684            925        69,717                                 70,642
Reissuing of treasury stock                                                                       6,000       6,000
Net loss at 6/12/97                                                               (78,270)                  (78,270)
                                  ----------------------------------------------------------------------------------
Total shareholders' equity            1,200,000          1,200       220,903     (222,103)            0           0
                                  ==================================================================================


     (d) On August 18, 1997, the Company issued 250,000 shares of its common stock to two foreign entities for 125,000 shares per entity at US$ 8 per share with net proceeds of US$1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. Among the newly issued shares, 125,000 shares were placed in escrow until May 1, 1998, subject to an additional payment of $4.00 per share on the total of 250,000 shares issued or $1,000,000, in the event that the earnings per share for the Company are higher than a certain amount per share for the calendar year ended December 31, 1997. If the earnings per share are below the certain amount per share, then the shares under escrow are to be released to the purchasers without further consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United States Securities Act of 1933, as amended.

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - COMMITMENTS AND CONTINGENT LIABILITIES

     In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, King Power Tax Free Co., Ltd. and King Power Duty Free Co., Ltd. entered into various agreements with the Airports Authority of Thailand to operate at the international and domestic airports and to rent office space.

     Both of KPD and KPT are required to pay concession fee, rental and service fees, property tax, and other expenses under the aforementioned agreements with the Airports Authority of Thailand. A summary of the concession and rental fees payable for the remaining periods of the agreements are as follows:

                            King Power Tax Free Co., Ltd.                     King Power Duty Free Co., Ltd.
                      ----------------------------------------         -----------------------------------------
                                            Rental and Service                                Rental and Service
 Year                 Concession fee         and other expense         Concession fee         and other expenses
 ----                 --------------        ------------------         --------------         ------------------
                                (US$ in Million)                                  (US$ in Million)

1998                        12.75                   0.47                    14.29                   0.72
1999                        13.42                   0.50                    14.82                   0.72
2000                        14.15                   0.50                    15.34                   0.72
2001                        15.02                   0.50                    15.87                   0.72
2002                        15.98                   0.50                       -                      -




     Lease commitments
     As of December 31, 1997, King Power  International Group (Thailand) Company
Limited. (KPG Thailand) has a leasing commitment under a non-cancelable operating lease agreement in excess of one year as follows:

                  Year ended December 31,                                  Rental Charges          Service Fee
                  -----------------------                                  --------------          -----------
                                                                                 US$                   US$

                           1998                                                102,545               133,031
                           1999                                                102,545               133,031
                           2000                                                 85,454               110,859


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Letter of bank guarantee

     As of December 31, 1996 and 1997, King Power Tax Free Co., Ltd. and King Power Duty Free Co., Ltd. were contingently liable for bank guarantees totalling US$ 23.25 million and US$ 12.14 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.

          Unused letter of credits
          As of December 31, 1996 and 1997, King Power Tax Free Co., Ltd. and King Power Duty Free Co., Ltd. has the unused letters of credit amounting to US$ 2.73 million and US$ 0 million , respectively.

       Installment Purchase Obligation

                                                        1996            1997
                                                        ----            ----
                                                         US$             US$

       1997                                            63,488             -
       1998                                            30,148           22,930
       1999                                            24,862           22,930
       2000                                              -               1,610
                                                      -------          -------
Total                                                 118,498           47,470
                                                      =======          =======

Long-term Loan Installment Payments

                                                        1996            1997
                                                        ----            ----
                                                         US$             US$
       1997                                              -               -
       1998                                              -               5,719
       1999                                              -               6,528
       2000                                              -               7,453
       2001                                              -               8,508
       2002                                              -               9,712
Thereafter                                               -             170,745
                                                     -------           -------
Total                                                    -             208,665
                                                     =======           =======


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 - SEGMENT FINANCIAL INFORMATION


                                                              For the year ended December 31, 1996
                                            -----------------------------------------------------------------------
                                            Duty Free             Tax Free                 All
                                              Retail               Retail                 Other         Totals
                                            ---------             -----------           ---------      ------------
                                                US$                  US$                   US$            US$
Segment Information

Revenue from external customers                 -                  41,869,197              -             41,869,197
Intersegment revenue                            -                     -                    -                -
Cost of merchandise sold                        -                  14,446,951              -             14,446,951
Concession fees                                 -                  20,032,406              -             20,032,406
Gross profit                                    -                   7,389,840              -              7,389,840
Interest income                              155,763                  436,554              -                592,317
Interest expenses                             27,006                  512,331              -                539,337
Segment net income (loss)                   (811,203)               2,414,474              -              1,603,271
Segment total assets                      14,390,877                9,351,235              -             23,742,112
Expenditures for segment assets            1,167,524                  303,555              -              1,471,079


                                                                                      Long - Lived
                                                                   Revenue               Assets
                                                                     US$                   US$
                                                               ------------           ------------
Geographical Information

Bangkok                                                          41,869,197              2,162,737
Southern Thailand region                                             -                       7,238
                                                               ------------             ----------
         Total                                                   41,869,197              2,169,975
                                                                 ==========              =========



            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                              For the year ended December 31, 1997
                                          -------------------------------------------------------------------------
                                            Duty Free             Tax Free                 All
                                              Retail               Retail                 Other         Totals
                                          -----------             -----------          ---------        -----------
                                                US$                  US$                   US$            US$

Segment Information

Revenue from external customers           59,629,341               36,367,322              -             95,996,663
Intersegment revenue                          -                       -                    -                -
Cost of merchandise sold                  25,582,550               12,922,336              -             38,504,886
Concession fees                           17,790,212               16,547,324              -             34,337,536
Gross profit                              16,256,579                6,897,662              -             23,154,241
Management fee                                -                     1,647,548              -              1,647,548
Interest income                              975,259                  851,504              -              1,826,763
Interest expenses                            643,095                  583,081              -              1,226,176
Segment net income (loss)                  1,700,926                6,992,615            (786,820)        7,906,721
Segment total assets                      20,170,515               12,512,018           2,395,666        35,078,199
Expenditures for segment assets            1,404,623                  295,899             317,316         2,017,838


                                                                                      Long - Lived
                                                                   Revenue               Assets
                                                                 ----------           ------------
                                                                     US$                   US$

Geographical Information

Bangkok                                                          93,605,830             4,129,640
Northern Thailand region                                            456,568                33,987
Southern Thailand region                                          1,934,265                24,186
                                                                -----------             ---------
         Total                                                   95,996,663              4,187,813
                                                                 ==========              =========


                                  Exhibit 21.1


                    KING POWER INTERNATIONAL GROUP CO., LTD.
                          SIGNIFICANT SUBSIDIARIES AND
                         JURISDICTIONS OF INCORPORATION



Name                      Jurisdiction of Incorporation        Percentage Owned



King Power Tax Free
Company Limited                Thailand                            99.94%



King Power Duty Free
Company Limited                Thailand                            94.95%



King Power International
Co., Ltd.                      Thailand                            99.93%