Form 10KSB/A
period 1997-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-03-31
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                 26th &27th Floors, Siam Tower, 989Rama I Road,
                    Patumwan, Bangkok 10330 Thailand (Address
                         of principal executive offices)

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

                                TABLE OF CONTENTS

Item
Number                                                                                Page
------                                                                                ----

Part I

    1.   Business                                                                       3

    2.   Properties                                                                     9

    3.  Legal Proceedings                                                               10

    4.  Submission of Matters to a Vote of Security Holders                             10

Part II

    5.  Market for the Company's Common Stock and Related Stockholder Matters           10

    6.  Management's Discussion and Analysis of Financial Condition                     11
        and Results of Operations

    7.  Index to Financial Statements                                                   19

    8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                       19

Part III

    9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                               20

    10. Executive Compensation                                                          24


    11. Security Ownership of Certain Beneficial Owners and Management                  25

    12. Certain Relationships and Related Transactions                                  26

    13. Exhibits and Reports on Form 8-K                                                28




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


PART I

ITEM 1 BUSINESS

General


     The global duty free business is a multi-billion dollar industry in which luxury and brand name merchandise such as perfumes and cosmetics, liquor and tobacco and general merchandise products are sold to travelers exempt from import duties and taxes, within certain allowances, at their respective destinations. Since 1993, the global duty free business grew at a compounded annual growth rate of 5.4% in terms of revenue from US$17 billion in 1993 to US$21 billion in 1997.

     The duty free industry in Asia began to develop in 1964 when Japanese retailers began establishing duty free shops around the region. As trade among the countries within the region increased, the Asian duty free business began to grow further. The Asian duty free industry was given additional impetus when trade between Asian countries and the United States and European countries began to increase. This increase in trade resulted in the increase in tourism by travelers from the United States and Europe. Consequently, Thailand was the second most popular travel destination in Asia, welcoming more than 25 million travelers into the capital of Thailand in 1997. Over the last five years the number of visitors to Thailand has increased at a compounded average growth rate of 7% from 19.1 million visitors in 1993 to 25 million visitors in 1997, according to the Airport Authority of Thailand.

     Thailand, like all of its neighboring countries, has been affected by the economic deterioration that has spread over the entire Asian region in 1997. The Asian economic crisis has caused the Thai Baht to depreciate over 70% versus the US Dollar from July 1, 1997 when the Baht was first allowed to freely float to the end of 1997. As a result of the financial crisis, the Thai economy declined while the Thai duty free business grew, for example, revenues from the

Company's duty free/tax free operations grew 128% from US$42 million in 1996 to US$96 million in 1997. The growth in this industry was due mainly to the increased purchasing power of the tourists and travelers coming to Thailand, coupled with the promotional campaign known as "Amazing Thailand 1998-1999", sponsored by the Tourism Authority of Thailand, Thailand saw an increase in the number of visitors passing through the airports throughout the Kingdom, In addition, the Company expanded its retail space in order to accommodate the increase in travelers, as well as complimenting the Amazing Thailand campaign by adding two new shops focusing on selling locally made specialty goods at discount prices.

    King Power International Group Co., Ltd. (the "Company") is the leading duty free operator in Thailand. The Company operates and manages 15 duty free and 29 tax free stores, via two concession agreements with the Airport Authority of Thailand (the "AAT"), throughout all of Thailand's major airports. At the end of 1997, the Company had approximately 38,566 square feet of retail space at the Bangkok International Airport and approximately 42,843 square feet of retail space overall, which represented growth in retail space from the end of 1996 of 174% and 179%, respectively,


Organization and Operations

    The Company (formerly known as Immune America, Inc.) was incorporated under the laws of the State of Nevada in 1985 to pursue research and development of nutritional products to treat malfunctions of the body caused by immune deficiencies. The Company began having financial difficulties in early 1988 and subsequently ceased operations and liquidated its assets in the second quarter of that year. From that time through June 12, 1997, the previous management had kept the Company inactive. The inactive Company was classified as a development stage company.

    On June 12, 1997, The Company engaged in a step reverse merger transaction with the shareholders of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited, whereby 94% of the Company or an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 99.94 % of the issued and outstanding shares of J.M.T. Group Company Limited and 94.95% of the issued and outstanding shares of J.M.T. Duty Free Company Limited. As these two Thailand-based corporations are active operating companies, therefore, the Company was no longer a development stage company after June 12, 1997.

    The reverse merger was treated as a recapitalization of the Company. Accordingly, the assets, liabilities and business operations of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited are recognized at historical cost. The consolidated historical financial statements of the Company, J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited become the historical financial statements of the Company.

     Concurrent with the reverse merger, the company changed its corporate name from Immune America, Inc. to King Power International Group Co., Limited. Subsequently, on September 9, 1997 JMT Duty Free changed its corporate name to King Power Duty Free Company Limited and on

October 10, 1997 JMT Group changed its corporate name to King Power Tax Free Company Limited.

    Since the reverse merger the Company has operated and managed both corporations to become the leading Duty Free and Tax Free retailer in Thailand with 44 stores and employing over 1,500 people throughout Thailand.

     The Company operates two divisions in its current operations: the Tax Free Division and the Duty Free Division.

Tax Free Division

     King Power Tax Free Company Limited (the "Tax Free Division") is a Thai corporation engaged in the selling various souvenirs and consumer products in the international and domestic terminals of all of the major airports located within Thailand to international and local travelers. The Tax Free Division holds the exclusive operating license granted by the Airport Authority of Thailand (the "AAT") for all shops of this specific nature.

     At the end of 1997 the Tax Free Division operated 29 stores within Thailand's major international and domestic airports, totalling more than 21,800 square feet of retail space. There are 19 shops located within the Bangkok International Airport, where 11 of these 19 shops are located in the airside departure terminals. The landside shops are established in eight different locations in the departure and arrival halls of both terminals. The Tax Free Division sells domestically manufactured general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectioneries, free of Thailand's value-added-tax.

     There are ten shops located in the domestic terminal of Bangkok, Chiang Mai and Phuket domestic and international airports, selling indigenous general merchandise of Thailand, together with local speciality goods.

     During 1997 the Tax Free Division opened four additional shops in both airside departure terminal of Bangkok International Airport, thus providing a wider selection of tax free merchandise to the traveling public. The new shops increased the total retail space by almost 5,000 square feet and together with an expansion of 1141 square feet in two existing shops in the airside departure terminal gave the Tax Free Division more than 20,000 square feet in this airport.

     The Company is proud to be an active association in the promotional campaign known as "Amazing Thailand" for the years 1998 and 1999. Of the four new shops, two shops were opened in joint operations with the AAT, the Tourism Authority of Thailand (the "TAT"), and the Department of Industrial Promotion from the Ministry of Industry and dedicated to the "Amazing Thailand".

The Duty Free Division

     King Power Duty Free Company Limited (the "Duty Free Division") is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai Customs in duty free shops located in the international terminals of all of Thailand's major airports. The Duty Free Division holds a non-exclusive license from the AAT to operate all shops of this specific nature until December 2001.

     The Duty Free Division operates 15 duty free stores, with approximately 21,000 square feet of retail space, in Thailand's International Airports in Bangkok, Chiang Mai, Phuket and Hat Yai. The Duty Free Division controls and operates 50% of the total duty free retail space currently used in these four airports. The Duty Free Division's merchandise mix consists of top quality brands name liquor and tobacco products, luxury goods such as watches, perfumes, cosmetics, fashion accessories, gourmet food and chocolates. In Thailand all imported merchandise is subject to import duties and governmental taxes. However, the Duty Free Division's goods are sold exclusively for departing passengers and are free of all import duties, excise taxes and the value-added-tax imposed by the Thai government.

     The Duty Free Division started its operations on January 1, 1997. Currently, the Duty Free Division is in the process of developing a series of specialty stores in Bangkok International Airport. For example, Harrods of Knightsbridge U.K will be the first of this kind of store and is scheduled to be in operation at the Bangkok International Airport sometime in the first half of 1998. Additionally, the Company is in the process of developing specialty stores focusing on well known fashion designers such as Ferragamo, Versace, Cartier, Dunhill, Etro, Fendi, Bally, Lanvin, Givenchy and Celine and part of these stores will be in operation in 1998.

     Both the Duty Free Division's and the Tax Free Division's sales and their overall performance and results are subject to the influence of external factors, some of which are beyond the Company's control. These include the distribution of airlines at particular terminals, the routes that are serviced by those airlines, loading levels of airline passengers, and economic and other conditions affecting the airlines serving Thailand in general. The Company strategically manages those factors within its control in order to maximize its performance and minimize the effects of those that it cannot control. The Company believes that the devaluation of the Thai Baht, relative to the US dollar, will encourage an increased level of tourists and travelers to come to Thailand which should result in a significant positive effect on the Company's business.

King Power International Group (Thailand) Co. Ltd.

     King Power International Group (Thailand) Co., Ltd. is a management company which provides a variety of management services for the Company and its subsidiaries and for some privately owned companies located in Thailand.


Regulation

     Duty Free operations are subject to the regulated supervision of the Customs Department of

Thailand ( "Customs"). All imported merchandise is received and stored in the Company's bonded warehouses in Thailand where they are exempt from all import duties, excise taxes and the value- added-tax of Thailand. Since the merchandise is sold without duties or taxes, it must remain within the bonded warehouses until it is requested to transfer to the resepctive Duty Free stores for sales.

     The Company has a total of four bonded warehouses, located in Bangkok, Chiang Mai, Phuket and Hat Yai, serving all of the Duty Free Division's shops across Thailand. Transfer of any bonded merchandise must be documented and approved by Customs before these products are transferred for sales to the travelling public at the Company's various retail stores. Customs makes regular checks on the inventory in both the bonded warehouses and shop premises. With the tightly regulated control from Customs, customers are assured that all products sold by the Company are genuine and of the highest quality.


Suppliers, Distribution and Inventory Control

     The Company purchases both local and imported merchandise from more than 550 vendors worldwide. This supplier base gives the Company a choice to selectively purchase the highest quality products and to negotiate with vendors the lowest cost, in order for the Company to supply its customers with the best possible value for their money. Currently the Company does not have any long-term purchase commitments.

     Through the Company's historically strong relationships with many of its suppliers, the Company has secured exclusive agreements from numerous suppliers to be the sole agent for the sale of their products in Thailand in the duty free shops. Furthermore, the Company receives significant sales support from these vendors. These supports include in-store displays, gift-with-purchase items, sales incentives, advertisements, staff training, signages and sales personnel.

     Merchandise is generally shipped directly from vendors to the Company's bonded warehouses for the Duty Free Division and delivered to the Company's warehouses at the airport or downtown in Bangkok for the Tax Free Division. The Company's inventories are strictly controlled to comply with Custom's regulations. Detailed records documenting the receipt, the transfers and sale of all merchandise are kept by the Company to certify the authenticity and excellence of the products sold by the Company.

     The Company uses an outside shopping contractor to provide the services of customs clearing for the imported merchandise into Thailand and directly to the Company's bonded warehouses.

     In order to control inventory levels, the Company uses automated replenishment systems. Transfers are made to stores, in accordance with demands identified by the respective store's managers. The Company maintains the overall control of enough stock displays in stores and repurchasing point of inventory level in warehouses.

     The Company's  computerized inventory control system allows the Company to:
(1) identify the merchandise needs at each store, (2) promptly reorder this merchandise from the vendors, and (3) comply with the Custom's record-keeping requirements. Through the Company's automated system, appropriate product mixes are maintained to maximize merchandise turnovers. The Company has rarely experienced problems with obsolescence because most inventories turnover frequently and slow moving products are quickly identified.


Economic Conditions and Exchange Rates

     The principal customers of the Company are the traveling public utilizing the international and domestic airports of Bangkok, Chiang Mai, Phuket and Hat Yai. The Company's businesses closely tie up with the economic conditions of the countries where the travelers come from. The Company has strategically confronted the current economic turmoil of the Asia Pacific region with decisive actions to minimize the adverse effects on its operations.

     In 1997 the Tax Free Division was able in to maintain its operational trends because most of its merchandise consists of products purchased in Thai Baht. Additionally, the Tax Free Division has always been able to sell its merchandise in U.S. dollars. Although the Thai Baht was floated there was a minimal impact on this division's operations because there was very little difference in the purchasing power of the customers.

     The Duty Free Division imports all of its products from suppliers across the world whereas the purchasing commitments are tied to either U.S. dollars or currencies of the originating countries. The Company partially offset the impact of the weak Thai Baht by adjusting, as often as daily, both the Company's pricing policy and point of sale exchange rates to reflect the current exchange rate of the Thai banks. By this policy, the Company is able to minimize the realized and unrealized loss of exchange when purchasing activities are denominated in foreign currencies.


Competition

     The Company foresees no competition for the Tax Free Division. During 1997 the Company has been granted the exctension of the Tax Free Division's license for the exclusive right to operate and sell gifts and general merchandise at the Bangkok International Airport from the AAT for a further five year term extending from 1998 to 2003.

     The Company has developed strong relationships with AAT over the years and as a result of this relationship and the contributions which the Company has made to increase tourism to Thailand, the Company believes that the renewal and extension of the Duty Free Division's exclusive license will be on terms favorable to the Company.

     In Thailand there are several barriers on parties wishing to enter into the duty free business. Any new entrant company must be of Thai ownership with provenAsian regional duty free experience, particularly to international passengers and Thai nationals. The new entrant company's management must be comprised of Thai nationals and it must reach a minimum turnover in duty free business. Additionally, the new entrant must possess bonded warehouse facilities located in Thailand and should already be carrying all major international brands in its portfolio of merchandise.

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




ITEM 2 PROPERTIES

The Company's principal office is located at the 26th and 27th floors of the Siam Tower, at 989 Rama I Road, Patumwan, Bangkok 10330 Thailand. The telephone number is 011- (662) 658- 0090. This office which is leased from the Bangkok Intercontinental Hotels Co., Ltd. contains 29,353 square feet of space and is leased for three years at an annual cost of $142,992 at an average exchange rate for 1997 of 33.8825 Thai Baht to US$1. This lease expires in October 2000.

The Company operates 44 retail stores located in the international and domestic airports of Thailand located at Bangkok, Chiang Mai, Phuket and Hat Yai. All of the stores are leased from the Airport Authority of Thailand (the "AAT") under varying lease agreements for the Company's two divisions. Under these lease agreements, the Company is subject to a monthly rental fee (exclude duty charge and other expenses)for the actual utilized space. During the 1997 fiscal year the Company paid a total of $1,196,067 to the AAT. The Company anticipates that the total sum due under these lease agreements for the 1998 fiscal year will be approximately $975,667 at the exchange rate of US$1 = 47.247 Thai Baht as of December 31, 1997.

The Company leases five warehouses containing almost 30,000 square feet in Bangkok, Chiang Mai, Phuket and Hat Yai from the AAT. The bonded warehouses contain 25,300 square feet of space for the Duty Free Division and 4,700 square feet of warehouse space for the Tax Free Division. The Company owns and occupies 6,886 square feet of warehouse space in Bangkok, Chiang Mai and Hat Yai which is utilized by the Tax Free Division. The Company believes its facilities are adequate for its current operations.

All payments with regard to properties are made in Thai Baht. The Company used the average exchange rate, US$1 = 33.8825 Thai Baht to translate these expenses into US dollars during 1997.

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

                                                  High             Low
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

King Power Duty Free Company Limited (KPD) incurred an economic and financial loss as a result of the devaluation and subsequent float of the Thai Baht on the settlement of accounts in currencies owed other than Thai Baht. To minimize the impact of this event, KPD has increased its retail prices three times to compensate for the currency fluctuations of the imported merchandise purchased in foreign currencies. Moreover, KPD intends to establish the point of sale prices of goods in US Dollars with posted conversion table of other international currencies, which could be updated as necessary.

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

King Power International Group (Thailand) Company, Limited (KPIG) was incorporated on September 11,1997 with no activities until December 31, 1997 as a cost center for the Company and its affiliates to provide management services for, and to disburse mainly management charges and rental expenses among, the various subsidiaries and affiliates of the Company. In KPIG's Statement of Earnings for the period starting September

11,1997 and ending December 31, 1997, this company had no income; it had interest expenses of US$25,577 and administrative expenses of US$90,628. All transactions were recorded in Thai Baht and were converted to US Dollars using an average exchange rate of 33.8825 to 1..

The overall effect of the Thai Baht devaluation was an increase in the attractiveness of Thailand as a tourist destination. This increase in tourists had a direct impact on increasing the Company's sales in the post- devaluation time period.

The Company's financial statements and all accompanying discussions in this document are presented in US Dollars

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the year ended December 31, 1997:

            Realized gain on foreign exchange                   $2.4 million
            Realized loss on foreign exchange                   $3.3 million
            Unrealized gain on foreign exchange                 $1.4 million
            Unrealized loss on Thai Baht devaluation            $1.6 million
            Unrealized loss on foreign exchange                 $3.3 million

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

The calculation of unrealized foreign exchange losses of $1.63 million and $3.31 million are shown in charts labelled A and B, respectively.

                                     CHART A

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


CALCULATION OF THE UNREALIZED LOSS ON THE THAI BAHT DEVALUATION

Accounts Payable in Foreign Currency at  June 30, 1997

CURRENCY                 AMOUNT          EXCHANGE RATE        TOTAL  BAHT         EXCHANGE RATE        TOTAL BAHT
                                          6/30/97                                  7/02/97
AUSTRALIAN               163,740.00      19.34                3,166,731.60        22.1099              3,620,275.03
DOLLAR







SWISS FRANC         1,024,436,47         17.83               18,265,702.26        20.0238             20,513,110.99
GERMAN                   435,903.82      14.88125             6,486,793.72        16.8435              7,342,145.99
DEUTSCHMARK
FRENCH  FRANC          2,997,354.82       4.43               13,278,281.85         4.9756             14,913,638.64
BRITISH                   61,017.50      43.075               2,628,328.81        48.4575              2,956,755.51
STERLING
HONG KONG             28,669,997.33       3.34375            95,865,303.57         3.7813            108,409,860.90
DOLLAR
ITALIAN LIRE          18,708,500.00       0.0155                289,981.75         0.0174                325,527.90
US DOLLAR              7,826,397.98      25.84              202,234,123.80        28.9               226,182,901.62
JAPANESE YEN             618,590.00       0.226575              140,157.03         0.256204              158,485.23
SINGAPORE                 58,464.80      18.21125             1,064,717.09        20.5398              1,200,855.30
DOLLAR
TOTAL                                                       343,420,121.49                           385,623,557.11

BALANCE  PER  GENERAL  LEDGER                                                                        343,420,121.49
EXCHANGE LOSS FROM BAHT DEVALUATION ON ACCOUNTS PAYABLE IN FOREIGN CURRENCY                           42,203,435.62



Trust Receipts in Foreign Currency at  June 30, 1997


CURRENCY                 AMOUNT          EXCHANGE RATE        TOTAL  BAHT         EXCHANGE RATE        TOTAL  BAHT
                                          6/30/97                                   7/02/97
BRITISH                 240,990.78       43.075              10,380,677.85        48.4575             11,677,810.72
STERLING
US  DOLLAR            2,560,381.06       25.84               66,160,246.59        28.9                73,995,012.63
SINGAPORE               769,688.80       18.21125            14,016,995.16        20.5398             15,809,254.01
DOLLAR
HONG KONG             2,616,192.00        3.34375             8,747,892.00         3.7813              9,892,606.81
DOLLAR
AUSTRIAN                321,244.00        2.13                  684,249.72         2.3888                767,387.67
SHILLING
GERMAN                  111,856.20       14.88125             1,664,560.08        16.8435              1,884,049.90
DEUTSCHMARK
JAPANESE YEN          2,490,470.00        0.226575              564,278.24         0.2562                638,058.41
FRENCH FRANC            786,754.84        4.43                3,485,323.94         4.9756              3,914,577.38
 TOTAL                                                      105,704,223.58                           118,578.757.55
BALANCE  PER   GENERAL  LEDGER                                                                       105,704,223.58
EXCHANGE LOSS FROM BAHT DEVALUATION ON TRUST RECEIPTS IN FOREIGN CURRENCY                             12,874,533.97
ADD:
EXCHANGE LOSS FROM BAHT DEVALUATION ON ACCOUNTS PAYABLE IN FOREIGN CURRENCY                           42,203,435.62
TOTAL EXCHANGE LOSS FROM BAHT DEVALUATION AS OF JULY 2, 1997                                          55,077,969.59
                      CONVERSION TO US DOLLARS AT 33.8825 BAHT = ONE DOLLAR                         US$1,625,558.




                                     CHART B


The calculation of unrealized loss on foreign exchange of US$3,313,213 was calculated on accumulated basis with quarterly adjustments on financial obligations in international currencies, unrealized gain on exchange on accounts receivable in foreign currencies, and cash on hand in foreign currencies as shown below:


CALCULATION OF UNREALIZED LOSS ON FOREIGN EXCHANGE AT 12/31/97

Accounts Payable  in  Foreign  Currency at  December 31, 1997


CURRENCY                                   AMOUNT          EXCHANGE RATE AT        TOTAL BAHT
                                                             12/31/97
AUSTRIAN SHILLING                        210,229.64         3.8126                 801,521.53
SWISS FRANC                              491,262.45         32.8197             18,123,086.23
GERMAN                                   123,496.23         26.6223
FRENCH FRANC                             767,301.92          7.9839              6,126,061.80
HONG KONG DOLLAR                       2,233,307.85          6.1501             13,735,066.61
ITALIAN LIRE                          18,708,500.00          0.0275                514,483.75
SINGAPORE DOLLAR                         181,977.60         28.5054              5,187,344.28
US DOLLAR                              5,392,235.36         47.556             256,433.144.78
        TOTAL                                                                  302,208,462.66
BALANCE  PER GENERAL  LEDGER                                                   288,920,521.02
EXCHANGE LOSS ON ACCOUNTS PAYABLE IN FOREIGN CURRENCY                           13,287,941.64


Trust Receipts in Foreign Currency at  December 31, 1997


CURRENCY                                 AMOUNT        EXCHANGE RATE 12/31/97      TOTAL BAHT
GERMAN                                    57,761.20         26.6223              1,537,735.99
DEUTSCHMARK
FRENCH FRANC                           2,756,969.44          7.9839             22,011,368.31
BRITISH STERLING                       10,400,00            79.0259                821,869.36
HONG KONG DOLLAR                         902,656.00          6.1501              5,551,424.67
ITALIAN LIRE                      561,194,465,45             0.0275             15,432,847.80
US DOLLAR                              1,828,462.20         47.556              86,954,348.38
SINGAPORE DOLLAR                         497,986.80         28.5054             14,195,312.93








JAPANESE YEN                           5,477,907.47          0.3665              2,007,653.09
TOTAL                                                                          148,512,560.53

BALANCE  PER  GENERAL  LEDGER                                                  110,446,114.46
Exchange loss from trust receipts in foreign currency                           38,066,446.07
ADD:   Exchange loss on accounts payable in foreign currency                    13,287,941.63
LESS:  Exchange gain on accounts receivable in foreign currency                    (59,590)
LESS:  Exchange gain on cash on hand in foreign currency                        (1,694,208)
TOTAL  EXCHANGE LOSS AS OF 12/31/97                                             49,600,589.82
ADD:   Exchange loss as of 9/30/97                                             117,737,328.98
LESS:  Exchange loss from Baht Devaluation as of July 2, 1997                  (55,077,970)
NET UNREALIZED EXCHANGE LOSS AS OF 12/31/97                                    112,259,949.21
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

Sales revenue for 1997 was approximately $96 million as compared to approximately $42 million for 1996. This increase is directly attributable to the factors previously discussed. Additionally, as a result of the Thai Baht devaluation, KPD has changed its retail prices three times or approximately 54%, after the July 2, 1997 Baht devaluation, in order to reduce the unrealized loss of merchandising costs. Further, commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998- 1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will directly impact the Company's operations in a positive manner during and subsequent to this time period.

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


(4) Liquidity and Capital Resources

As of December 31, 1997 and 1996, the Company had negative working capital of approximately $(0.6 million) and $(7.35 million), respectively. The principal cause of this shortage was due to the extensive use of short-term bank debt to finance the increase in inventory and capital expenditures of both KPD and KPT during 1996 and 1997 with the principal use of these resources being inventory acquisition. Management anticipates improvement in this area as sales continue to grow and operations mature and stabilize. Furthermore, the Company is negotiating with its suppliers for more favorable credit terms and with its financial institutions to convert short-term debt to longer term instruments concurrent with the expansion of the Company's operations. The Company achieved positive cash flows from operations of approximately $4.4 million during the year ended December 31, 1997 as compared to consuming approximately $(2.1 million) in operations during the year ended December 31, 1996. The Company anticipates that the current positive trend will continue and these funds will be available to allow for expanded inventory levels, as needed, and to reduce the borrowings incurred for initial expansion in prior years.

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



(5) Monetary Assets and Liabilities Denominated in Thai Baht

As of December 31, 1997 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

       TYPE OF MONETARY ASSET                                 US DOLLARS

              Cash and equivalents                             1,018,285
                               Accounts Receivable
                  Trade                                          404,598
                  Related Parties                                957,061
                  Refundable value-added-tax                     963,528
                  Directors                                    1,322,782

        Inventories                                           13,140,356
        Other current assets                                   2,031,855
        Restricted deposit                                     6,465,680
        Other non-current assets                               4,315,060


                      TYPE OF MONETARY LIABILITY

        Bank overdraft                                           958,635
        Bank loan                                              1,693,229
        Notes payable                                            423,307
        Current portion of installment purchase payable           22,930
        Current portion of long-term loan                          5,719
                               Accounts Payable
                  Unrelated parties                            4,469,640
                  Related parties                                590,858
                               Other accrued liabilities
           Concession fees                                     6,216,070
           Other                                                 948,076
                  Installment purchase payable-net                24,540
                  Long-term loan-net                             202,946





(6) Results of Operations, comparing fiscal years ended December 31, 1996 and 1995.

Sales revenue for 1996 was approximately $42 million as compared to approximately $26 million for 1995. This increase is attributable to the exemption of the Thai 7% value-added-tax, which had been waived by the government in order to promote tourism and increase spending on local merchandise in 1996, as well as the Company's expansion in the shops area in the Bangkok domestic airport and in the first phase of Terminal 2, a newly constructed area which is part of the expansion of the Bangkok International Airport.

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

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



Name                        Age     Position
----                        ---     ---------
Vichai Raksriaksorn         40      Group Chairman, Chief Executive
                                    Officer and Director
Viratana Suntaranond        57      Group Executive Director, Chief Financial
                                    Officer,  Secretary and Director
Antares Cheng               41      Group Managing Director and Director
Aimon Boonkhundha           41      Deputy Group Managing  Director and Director
Dharmnoon Prachuabmob       64      Director
Suwan Panyapas              54      Director
Benjamin B. Fattedad        55      Group Director of Development and Director


Each of these persons is also a director of King Power Duty Free Company Limited and King Power Tax Free Company Limited.


Set forth below is a description of the backgrounds of the executive officers and directors of the Company.



Vichai Raksriaksorn
-------------------
1997-Present      Group Chairman, Chief Executive Officer and Director of KingPower International Group Co., Ltd.
                  Managing Director of King Power Duty Free Co., Ltd.
                  Chairman of King Power Development Co., Ltd.
                  Thai National Dressage Team Manager
                  Privilege Committee of Thailand Equestrian Federation
1995-Present      Chairman of King Power Duty Free (Macau) Co., Ltd.
                  Chairman of King Power Duty Free (C.B.O.) Limited, Hong Kong
1994-Present      Managing Director of Top (China) Group Co., Ltd.
                  Chairman of King Power International Co., Ltd.
                  Managing Director of Forty Seven Co., Ltd.
                  Chairman of Beijing Great Wall (Top) Tourist Services Co., Ltd.
                  Chairman of V&A Holdings Co., Ltd.
                  Chairman of Hong Kong Kai Tak International Airport Duty Free Shop Co., Ltd.
1993-Present      Chairman of King Power Tax Free Co., Ltd.
                  Chairman of Capitalux Co., Ltd.
1992-Present      Chairman of Lengle (Thailand) Co., Ltd.
1991-Present      Chairman of TAT (Phnompenh) Duty Free Co., Ltd.
1989-Present      Managing Director of Downtown D.F.S. (Thailand) Co., Ltd.
1989-1991         Managing Director of Europa Prince Downtown Shop, Hong Kong
1989-1990         General Manager/ Duty Free Division of Tourism Authority of Thailand
1984-Present      Director of Thai Nishigawa International Co., Ltd.





1980-Present      Managing Director of Sriaksorn (1980) Co., Ltd.




Viratana Suntaranond
-------------------
1997-Present     Group Executive Director, Chief Financial Officer, Secretary and Director of King Power
                 International Group Co., Ltd.
                 Executive Director and Managing Director of King Power Duty Free Co., Ltd.
1994-Present     Director of Big Hand Co., Ltd.
1993-Present     Managing Director of King Power Tax Free Co., Ltd.
1992-Present     President of U.M.P. Commercial Co., Ltd.
1989-1990        Managing Director of Airport Duty Free Co., Ltd., Bangkok, Chieng Mai, Phuket, Hat Yai
                 International Airport
1987-1990        Managing Director of D&TFS Co., Ltd. (Bangkok International Airport General Merchandise &
                 Gifts)
                 Managing Director of Ratana Phan Co., Ltd. (Bangkok International & Domestic Airport Car Park
                 Business)
1985-Present     President of Niji (Thailand) Co., Ltd., (manufacturer of writing instruments)
1984-Present     Managing Director of Thai-Tai International Trading Co., Ltd.
1984-1986        Owner & Director of Ratana Pat Company  (Bangkok International Airport Merchandise & Gifts)
1973-1983        Owner & Director of P.C. Thai Silk Shop and V.R. Shop (Bangkok International & Domestic Airport
                 General Merchandise & Gifts)
1968-1972        Brand Manager (Marketing) of Kimberly-Clark and A. Wander Product, Diethelm Co., Ltd.


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


Suwan Panyapas
--------------
1997-Present     Director of King Power International Group Co., Ltd.
1996-Present       Senator of Thai National Assembly
1991-Present     Advisor to TAT Duty Free Co., Ltd.
1989-Present     Advisor & Shareholder of Downtown DFS (Thailand) Co., Ltd.
1989-1991        Managing Director of TAT Duty Free Co., Ltd.
1988-1989        General Manager of TAT Duty Free Co., Ltd.
1986             Senior Chief Judge of Thonburi Civil Court.
                 Acting in the position of Court of Appeal Judge.
                 Assistant to Court of Appeal Judge.
1983             Secretary to Court of Appeal.
1981             Chief Judge of Udon Thanee District Court.
1980             Acting in the position of Civil Court Judge.
1978             Chief Judge attached to the Ministry of Justice.
                 Acting in the position of Chief Judge of  Pathumthanee  Court.
                 Acting in the position of  Secretary  to Supreme  Court Judge.
                 Acting in the position of Juvenile Court Judge.
1976             Provincial Judge of Pathumthanee Court.
1972             Provincial Judge of Ubon Rachathanee Court.

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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The following companies, which are owned or controlled by one or more of the directors of the Company, had transactions with the Company during the 1997 fiscal year and are likely to have similar transactions with the Company in the future. The related amounts are disclosed in Note 7 "Related Party Transactions" in Notes to Consolidated Financial Statements. All transactions were on terms and conditions and at prices substantially similar to those which these companies would have negotiated with unrelated third parties for the same goods and services.


Thai Nishigawa International Co., Ltd.

Mr. Vichai Raksriaksorn and Ms. Aimon Boonhkundha are Director and Managing Director, respectively, and owners of this company, which sells local and imported merchandise of various categories, such as costume jewelry and leather goods, to King Power Tax Free Co., Ltd.


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


Niji (Thailand) Co., Ltd.

Mr. Viratana Suntaranond is the President and owner of this company which sells all of the shopping bags utilized by the Company.

Forty Seven Co., Ltd.

Messrs. Viratana Suntaranond and Dkarmnoon Prachuabmoh are Directors, Mr. Vichai Raksriaksorn is the Managing Director, and all are shareholders of this company This company is engaged in the construction of buildings, commercial buildings, residential buildings, offices, roads, bridges, dams, tunnels, and all other types of construction, including civil work.

Top China Group Co.,Ltd.

Messrs, Viratana Suntaranond and Antares Cheng are Directors, Mr. Vichai Raksriaksorn is the Managing Director, and all are shareholders of this company. Mr. Dharmnoon Prachuabmoh is also a shareholder. This company provides all kinds of services related to travel.


King Power Intertnational Co., Ltd.

Messrs. Vichai Raksriaksorn and Viratana Suntaranond and Ms. Aimon Boonkhundha are Directors, Mr. Vichai Raksriaksorn is the Chairman, and all are shareholders of this company. This company is engaged in selling duty free merchandise to international travelers in a store located in downtown Bangkok.


Downtown D.F.S. (Thailand) Co., Ltd.

Messrs. Vichai Raksriaksorn, Antares Cheng and Suwan Panyapas are shareholders of this company. This company's Directors include Messrs. Raksriaksorn and Cheng and Ms. Aimon Boonkhundha. Mr. Vichai Raksrisksorn is the Managing Director and Mr. Antares Cheng is the Deputy Managing Director. This company is engaged in selling general merchandise to the general public.



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
                                                                 ==========              =========


                                  Exhibit 21.1


                    KING POWER INTERNATIONAL GROUP CO., LTD.
                          SIGNIFICANT SUBSIDIARIES AND
                         JURISDICTIONS OF INCORPORATION



Name                      Jurisdiction of Incorporation        Percentage Owned



King Power Tax Free
Company Limited                  Thailand                            99.94%



King Power Duty Free
Company Limited                  Thailand                            94.95%



King Power International Group
(Thailand) Co., Ltd.             Thailand                            99.93%