Form 10KSB/A
period 1997-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-05-11
CIK 787690

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

PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

Documents filed as a part of  this report

(A)    Exhibits:  (1)
       3.1     Articles of Incorporation of King Power International
               Group Co., Ltd.
       3.2     By-Laws of King Power International Group Co., Ltd.
       3.3     Certification Document of King Power Duty Free Co., Ltd.
       3.4     Certification Document of King Power Tax Free Co., Ltd.
       3.5     Memorandum of Association of King Power International Group Co.,
               Ltd.
      10.1     Siam Tower Lease dated 10/17/97
      10.2 Contract with Airports Authority of Thailand ("AAT") dated 03/06/96
      10.3     Contract of Lease - Warehouse with AAT dated 12/13/96
      10.4     Contract of Lease - Hatyai Airport with AAT dated 03/03/97
      10.5     Letter Regarding Showcase dated 07/07/97
      10.6     Letter from AAT dated 07/08/97
      10.7     Office Lease at Chaingmai Airport dated 07/17/97
      10.8 Contract of Lease with AAT re: International Terminal at Bangkok Airport dated 03/18/93
      10.9     Amendment No. 1 to Document No. 10.8, dated 11/18/93
      10.10    Amendment No. 2 to Document No. 10.8, dated 30/11/96
      10.11    Amendment No. 3 to Document No. 10.8, dated 10/29/96
      10.12    Amendment No. 4 to Document No. 10.8, dated 11/29/96
      10.13    Letter renewing Contract No. 6-1/36, dated 09/08/97
      10.14    Contract No. 1-77/1995 of Lease with AAT, dated 03/13/95
      10.15    Additional Agreement and Amendment No. 1 to Contract of Lease
               No. 1-77/1995, dated 10/13/97
      10.16 Contract of Lease with AAT re: Domestic Terminal of Bangkok Airport dated 05/24/96
      10.17    Contract for Phuket Airport dated 02/10/97
      10.18    Contract of Lease - Chiangmai Airport dated 07/09/97
      10.19    Contract of Lease - Bangkok Airport dated 10/02/97
      10.20 Letter from AAT regarding lease space for Amazing Thailand Project dated 11/11/97
      10.21    Letter of Guarentee dated 02/25/93
      10.22    Letter of Guarentee dated 04/01/95
      10.23    Overdraft Agreement dated 03/31/93
      10.24    Agreement for Loan dated 04/29/96
      10.25    Letter of Guarantee dated 05/08/96
      10.26    Letter of Guarentee dated 10/18/96
      10.27    Letter of Guarentee dated 01/24/97
      10.28    Letter of Guarentee dated 01/24/97
      10.29    Letter of Guarentee dated 06/13/97
      10.30    Letter of Guarentee dated 06/13/97
      10.31    Agreement for Pledge dated 09/24/96
      10.32    Agreement for Pledge dated 09/24/96
      10.33    Agreement for Pledge dated 09/24/96
      10.34    Agreement for Pledge dated 10/24/96
      10.35    Agreement for Pledge dated 03/04/97
      10.36    Consent to Account Debit dated 04/03/97
      10.37    Contract for Pledge dated 04/03/97
      10.38    Deposit to Guarantee Own Debt dated 01/24/97
      10.39    Overdraft Agreement dated 09/18/96
      10.40    Letter of Guarantee dated 09/25/96
      10.41    Guarantee dated 12/04/96
      10.42    Guarantee dated 12/04/96
      10.43    Guarantee dated 01/24/97
      10.44    Fee Letter dated 05/07/97
      10.45    Guarantee dated 05/07/97
      10.46    Credit Line Letter dated 06/13/97
      21.1     List of all Subsidiaries (2)
      27.1     Financial Data Schedule (2)

      Notes:
                      (1)  Filed herewith except 21.1 and 27.1
                      (2)  Filed in Form 10-KSB on March 31, 1998

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