Form 10QSB
period 1998-03-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-05-15
CIK 787690

FORM 10-Q

                 For the quarterly period ended March 31, 1998

(Mark One)
___x_____     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
              SECURITIES  EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 1998
________      TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

--------------------------------------------------------------------------------
                         Commission File Number: 1-13205


                    KING POWER INTERNATIONAL GROUP CO., LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                                75-2641513
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                  26th-27th Floor, Siam Tower 989 Rama I Road,
                        Patumwan, Bangkok 10330 Thailand
                    (Address of principal executive offices)

                               011 (662) 658-0090
                               ------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X__ NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 1, 1998: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                 Form 10-Q for the Quarter ended March 31, 1998
                                Table of Contents


                                                                            Page
Part I - Financial Information
         Item 1 Financial Statements                                           2
         Item 2 Management's Discussion and Analysis or plan of Operation     30

Part II - Other Information
         Item 1 Legal Proceeding                                              39
         Item 2 Changes in Securities                                         39
         Item 3 Defaults Upon Senior Securities                               39
         Item 4 Submission of Matters to a Vote of Security Holders           39
         Item 5 Other Information                                             39
         Item 6 Exhibits and Reports on Form 8-K                              39

                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,
                                                                    -----------------------
                                                              Note    1997          1998
                                                              ----    ----          ----
                                                                       US$           US$

                   ASSETS
Current Assets
       Cash and cash equivalents ...................                 3,123,311    3,115,700
       Trade accounts receivable ...................                   483,229      470,531
       Trade accounts receivable - related companies            7       78,327      847,438
       Management fee receivable - related companies            7         --      2,236,658
       Refundable value added tax ..................            4    1,905,917    1,926,068
       Advance for duty free goods .................                   247,671         --
       Advance to related companies ................            7       73,161    6,663,792
       Advance to directors ........................            5    4,095,352      986,399
       Merchandise inventories - net ...............            6   16,132,184   14,751,146
       Deferred income tax assets ..................            8         --        520,763
       Interest receivable - related companies .....            7         --        149,450
       Interest receivable .........................                      --        640,050
       Other current assets ........................                   693,435    1,593,859
                                                                    ----------   ----------
                   Total current assets ............                26,832,587   33,901,854


Investments in other companies .....................            9      246,507      141,693
Investment in marketable securities (trading) ......            3       38,506       25,904
Property, plant and equipment - net ................           10    4,595,339    4,584,989
Restricted fixed deposits ..........................           11   10,920,358    8,227,088
Other long-term assets .............................                   174,804      139,187
                                                                    ----------   ----------
       TOTAL ASSETS ................................                42,808,101   47,020,715
                                                                    ==========   ==========


    The accompanying notes are an integral part of the financial statements.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                               March 31,
                                                                                       --------------------------
                                                                                Note      1997          1998
                                                                                ----      ----          ----
                                                                                          US$           US$


             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Bank overdraft ...............................................            12        852,988      1,331,566
       Bank loan ....................................................            13      3,465,537      6,072,033
       Notes payable ................................................            14        770,119        518,081
       Current portion of installment purchase payable ..............            15         47,560         33,789
       Current portion of long-term loan ............................            16          9,421          7,235
       Trade accounts payable - related companies ...................             7      3,849,281        115,236
       Trade accounts payable .......................................                   21,666,467     10,957,012
       Advance from related companies ...............................             7        290,720        129,520
       Leasehold improvements payable ...............................                      454,512           --
       Accrued concession fee .......................................             7      1,913,581      8,169,717
       Accrued corporate income tax .................................                        --           993,099
       Accrued expenses .............................................                    1,262,089      2,688,099
       Other current liabilities ....................................                      237,542        436,510
                                                                                       ===========     ==========
                   Total current liabilities ........................                   34,819,817     31,451,897

Installment purchase payable - net ..................................            15      72,917            28,745

Long-term loan - net ................................................            16        374,627        247,976
                                                                                       -----------    -----------
                   Total liabilities ................................                   35,267,361     31,728,618

Minority interest ...................................................             1        462,538        359,620

Commitments and contingencies .......................................            18


Shareholders' Equity ................................................            17
       Commonstock - $0.001 par value.  100,000,000 shares authorized
       18,800,000 and 20,250,000  share issued and  outstanding at
       March 31, 1997 and 1998, respectively ........................                       18,800         20,250
       Additional paid in capital ...................................                   18,962,595     20,848,145
       Retained earnings (Deficit) ..................................                  (12,353,335)    (4,725,505)
       Accumulated other comprehensive  income ......................                      450,142     (1,210,413)
                                                                                       -----------    -----------
                   Total shareholders' equity .......................                    7,078,202     14,932,477

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................                   42,808,101     47,020,715
                                                                                       ===========    ===========


    The accompanying notes are an integral part of the financial statements.


                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Three months ended March 31,
                                                                                    ----------------------------
                                                                                Note   1997            1998
                                                                                ----   ----            ----
                                                                                       US$             US$

Sales revenue .......................................................                   27,382,190     22,545,646

Cost of sales :
       Cost of merchandise sold .....................................             7     11,657,915      8,874,237
       Concession fee ...............................................             7      9,823,504      6,960,003
                                                                                       -----------    -----------
             Total cost of sales ....................................                   21,481,419     15,834,240
                                                                                       -----------    -----------
Gross profit ........................................................                    5,900,771      6,711,406

Operating expenses :
       Selling expenses
             Sales salaries and welfare .............................                    1,604,759      1,634,683
             Rental and service fee and other expenses under
                   the concession agreement .........................             7        372,652        266,450
             Depreciation ...........................................                      127,047        220,124
             Others .................................................                      488,091        278,938
                                                                                       -----------    -----------
             Subtotal ...............................................                    2,592,549      2,400,195

       Administrative expenses ......................................                      660,655        950,999
                                                                                       -----------    -----------
             Total operating expenses ...............................                    3,253,204      3,351,194
                                                                                       -----------    -----------

Income from operation ...............................................                    2,647,567      3,360,212

Other income:
       Interest income - related company ............................             7           --           21,087
       Interest income ..............................................                      498,372        256,507
       Realized gain on foreign exchange ............................                      179,469        402,559
       Unrealized gain on foreign exchange ..........................                         --        1,670,397
       Management fee income ........................................             7           --           47,720
       Other income .................................................                      148,727         37,769
                                                                                       -----------    -----------
             Total other revenues ...................................                      826,568      2,436,039
                                                                                       -----------    -----------
Other expenses:
       Interest expenses ............................................                       63,717        348,402
       Realized loss on foreign exchange ............................                       83,571        687,946
       Unrealized loss on foreign exchange due to Baht devaluation ..                         --             --
       Unrealized loss on foreign exchange ..........................                         --          418,285
       Loss in investment in other companies ........................                         --             --
       Loss in investment in marketable securities (trading) ........                         --             --
                                                                                       -----------    -----------
             Total other expenses ...................................                      147,288      1,454,633
                                                                                       -----------    -----------

Net income before income tax ........................................                    3,326,847      4,341,618
Income tax ..........................................................             8           --       (1,309,308)
                                                                                       -----------    -----------
Net income before minority interest .................................                    3,326,847      3,032,310
Minority interest ...................................................                     (115,585)      (128,054)
                                                                                       -----------    -----------
Net income attributed to common shares ..............................                    3,211,262      2,904,256
                                                                                       ===========    ===========

Weighted average number of common shares outstanding ................                   18,800,000     20,250,000

Basic earnings per share ............................................                         0.17           0.14



    The accompanying notes are an integral part of the financial statements.


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                 Note   1997         1998
                                                                 ----   ----         ----
                                                                        US$          US$

Net income attributed to common shares ..........................       3,211,262     2,904,256

Other comprehensive income, before tax :

       Foreign currency translation adjustments .................         (60,346)    2,263,927

Income tax expense related to items of other comprehensive income           --            --
                                                                       ----------    ----------
Other comprehensive income, net of tax ..........................         (60,346)    2,263,927
                                                                       ----------    ----------
Comprehensive income ............................................       3,150,916     5,168,183
                                                                       ==========    ==========




    The accompanying notes are an integral part of the financial statements.



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                  Note  1997           1998
                                                                  ----  ----           ----
                                                                        US$            US$

Cash flows from operating activities :
       Net income .................................................     3,211,262      2,904,256
       Adjustments to reconcile net income to net cash
             provided (used) by operating activities
             Depreciation .........................................       127,047        220,124
             Unrealized loss on foreign exchange ..................          --          418,285
             Unrealized gain on foreign exchange ..................          --       (1,670,397)
             Deferred tax assets ..................................          --          353,702
             Minority interest - income statement impact ..........       115,585        128,054
             Decrease (increase) in operating assets :
                   Trade accounts receivable - related companies ..       (78,327)      (245,323)
                   Trade accounts receivable ......................      (409,894)       (46,974)
                   Refundable valued added tax ....................      (983,298)      (962,540)
                   Advance for duty free goods ....................        86,040           --
                   Advance for office and shop improvement ........       512,888           --
                   Advance to related companies ...................         1,000     (4,347,846)
                   Advance to other ...............................       (83,791)          --
                   Advance to directors ...........................    (2,219,188)       336,383
                   Inventories ....................................    (9,379,469)    (1,722,082)
                   Management fee receivable - related company ....          --         (470,359)
                   Interest receivable ............................          --          (92,875)
                   Prepaid expenses ...............................      (268,427)          --
                   Other current assets ...........................        30,565     (1,133,094)
            Increase (decrease) in operating liabilities :
                   Trade accounts payable - Related companies .....     2,438,586       (475,622)
                   Trade accounts payable .........................    12,025,692      1,138,047
                   Advance from related companies .................      (394,292)       129,520
                   Accrued corporated income tax ..................          --          993,099
                   Leasehold improvements payable .................        (3,040)          --
                   Accrued concession fee .........................     1,913,581      1,953,647
                   Accrued expenses ...............................       900,756      2,218,915
                   Other current liabilities ......................        39,314        (42,382)
            Minority interest - balance sheet impact ..............        (5,012)        60,854
                                                                      -----------    -----------
                   Net cash provided (used) by operating activities     7,577,578       (354,608)
                                                                      -----------    -----------


    The accompanying notes are an integral part of the financial statements.

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                         Note   1997          1998
                                                                         ----   ----          ----
                                                                                US$           US$

Cash flows from investing activities :
       Reduction in investment in other company ..........................        3,368       (25,920)
       Reduction in investment in marketable security ....................          526        (4,739)
       Purchase of fixed assets ..........................................   (2,971,451)   (1,402,661)
       Addition in deposit with related company ..........................        --          634,961
       Addition in long-term assets ......................................      (76,564)        1,522
                                                                             ----------    ----------
                          Net cash provided (used) by investing activities   (3,044,121)     (796,837)
                                                                             ----------    ----------

Cash flows from financing activities :
       Proceeds (repayment) in bank overdrafts ...........................      (84,816)      372,931
       Proceeds (repayment) from bank loan ...............................     (437,664)    1,932,106
       Proceeds (repayment) from note payable ............................     (979,644)       94,774
       Proceeds (repayment) from installment purchase payable ............        1,979        15,064
       Proceeds (repayment) from long-term loan ..........................      384,048        46,546
Translation adjustment ...................................................      (60,346)    2,263,927
                                                                             ----------    ----------
                   Net cash provided (used) by financing activities ......   (1,176,443)    4,725,348
                                                                             ----------    ----------

Effect of exchange rate changes on cash ..................................         --         (13,675)
Decrease (Increase) in restricted fixed deposit...........................   (1,372,906)   (1,761,408)
                                                                             ----------    ----------
Net increase in cash and cash equivalents.................................    1,984,108     1,798,820
Cash and cash equivalents - beginning of period ..........................    1,139,203     1,316,880
                                                                             ----------    ----------
Cash and cash equivalents - end of period ................................    3,123,311     3,115,700
                                                                             ==========    ==========

Supplemental cash flow information
     Cash paid during the period:
             Interest paid ...............................................       63,717       276,327
             Income taxes paid ...........................................         --            --

       Non - cash transaction:
             Common stock ................................................         --            --

             Additional paid-in capital ..................................         --            --



    The accompanying notes are an integral part of the financial statements.


           KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998


                                                                                                            Accumulated
                                                Common Stock        Additional      Compre-                    Other
                                             -------------------    Paid in         hensive    Retained     Comprehensive
                                 Note        Shares       Amount    Capital         Income     Earnings       Income       Total
                                 ----        ------       ------    ----------      --------   --------     ------------  ---------
                                                           US$        US$             US$        US$           US$          US$

Balance, January 1, 1997 ....... 17(a)(b)    18,800,000    18,800    18,962,595                (15,564,597)   510,488     3,927,286
Net Income .....................                                                    3,211,262    3,211,262                3,211,262
Other Comprehensive income,
  net of tax Foreign currency
  translation adjustment .......                                                      (60,346)                (60,346)      (60,346)
                                                                                   ----------
Comprehensive Income ...........                                                    3,150,916
                                             ----------   -------    ----------    ==========   ----------    ---------  ----------
Balance, March 31, 1997 ........             18,800,000    18,000    18,962,595                (12,353,335)   450,142     7,078,202
                                             ==========   =======    ==========                 ==========    =========  ==========

Balance, January 1, 1998 .......             20,250,000    20,250    20,848,145                 (7,629,761)  (3,474,340)  9,764,294
Net Income .....................                                                    2,904,256    2,904,256                2,904,256
Other Comprehensive income
  income, net of tax foreign
  currency translation
  adjustment ...................                                                    2,263,927                 2,263,927   2,263,927
                                                                                    ---------
Comprehensive Income ...........             ----------   -------    ----------     =========   ----------    ---------  ----------
Balance, March 31, 1998 ........             20,250,000    20,250    20,848,145                (4,725,505)   (1,210,413) 14,932,477



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE   1   -      BASIS OF PRESENTATION

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

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

       Merchandise Inventory Valuation
              Merchandise inventory are stated at the lower of cost or market. Costs are determined on a weighted average basis.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Foreign Currency Translation and Transactions
              The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rate in effect at period end. Contributed capital accounts are translated using the historical rate of exchange when capital injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

              The exchange rates as of March 31, 1997 and 1998 are $1 = Thai Baht 25.97 and Baht 38.604, respectively. The average rate of exchange during 1997 and 1998 are $1 = Thai Baht 25.91 and Baht 45.482, respectively.

       Property, Plant and Equipment
              Property, plant and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows :

                                                           Estimated useful life
                                                               (in years)
                                                           ---------------------
              Building ............................................20
              Leasehold improvements .............................. 5
              Selling office equipment and fixtures ............... 5
              Vehicles ............................................ 5

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

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Interim financial information

               The interim financial statements for the three-months ended March 31, 1997 and 1998 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three-months ended March 31, 1997 and 1998 are not necessarily indicative of the results for the entire year.

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

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

       New Accounting Standards
              In  June  1997,   Financial   Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements.

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

       Reclassification of Accounts
              Certain   accounts  in  the  1997  financial  statements    were
reclassified to conform with the 1998 financial statement presentation

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   3   -      INVESTMENT IN MARKETABLE SECURITIES (TRADING)

                                                              1997       1998
                                                              ----       ----
                                                              US$        US$

At Cost.....................................................  77,012     51,808
Loss on decline in market value of investment............... (38,506)   (25,904)
                                                              ------     ------
         Net investment in mutual fund......................  38,506     25,904
                                                              ======     ======

         On May 23, 1995, King Power Tax Free Co., Ltd. (KPT) acquired 200,000 investment units of Bangkok Metropolitan Fund, equivalent to 0.10% of the registered fund. Bangkok Metropolitan Fund, a five-years closed-end mutual fund, was established and managed by The Mutual Fund Public Company Limited, and has a registered fund totalling Baht 2,000 million divided into 200 million investment units with par value of Baht 10 each.

         There were no additions to or dispositions of investments in the first quarter of 1998. The difference in cost value of investment in US dollar was due to using different exchange rates from year to year.

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

NOTE   5   -      ADVANCE TO DIRECTORS

         Advances to directors bear interest at the rate of 10% per annum and are due on demand.

NOTE   6   -      MERCHANDISE INVENTORIES

         Merchandise inventories are summarized as follows :
                                                             1997    1998
                                                             US$     US$

Merchandise............................................. 16,132,184  15,403,928
Less : Provision for damaged stock......................      -        (652,782)
                                                         ----------  ----------
                                                         16,132,184  14,751,146


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   7   -      RELATED PARTY TRANSACTIONS

                                                                                  1997          1998
                                                                                  ----          ----
                                                                                   US$           US$

Trade account receivable - related companies
     Downtown D.F.S. (Thailand) Co., Ltd........................................  78,327        174,515
     King Power International Co., Ltd. (World Trade Center)    ................   -            672,923
Management fee receivable - related companies
     Downtown D.F.S. (Thailand) Co., Ltd........................................   -          2,180,436
     King Power International Co., Ltd. (World Trade Center)    ................   -             56,222
Advances to related companies
     Forty Seven Co., Ltd.......................................................   -          1,509,724
     King Power Duty Free (CBO) Ltd.............................................   -          2,582,682
     King Power International Co., Ltd. (World Trade Center)    ................   -          2,144,227
     Top China Group Co., Ltd...................................................   -            203,347
     Downtown D.F.S. (Thailand) Co., Ltd........................................  73,161          -
     Grand Enterprise and Trading Limited Partnership...........................   -             94,291
     King Power on Board and Sale Services Co., Ltd.............................   -            129,521
Interest receivable - related companies
     Forty Seven Co., Ltd.......................................................   -             63,591
     Downtown D.F.S. (Thailand) Co., Ltd........................................   -             85,473
     King Power Development Co., Ltd............................................   -                386
Trade accounts payable - related companies
     Lengle (Thailand) Co., Ltd.................................................1,372,135         -
     Thai Nishigawa International Co., Ltd......................................   39,361        24,140
     King Power Duty Free (CBO) Ltd.............................................2,437,785        38,602
     King Power International Co., Ltd. (World Trade Center)   .................   -             52,494
Advances from related companies
     Forty Seven Co., Ltd.......................................................  175,202         -
     Top China Group Co., Ltd. .................................................  115,518         -
     King Power International Co., Ltd. (World Trade Center)    ................    -           129,520
Management fee income
     King Power International Co., Ltd. (World Trade Center)   .................    -            47,720
Interest income - related companies
     Forty Seven Co., Ltd.......................................................    -            20,760
     King Power Development Co., Ltd............................................    -               327







                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   7   -      RELATED PARTY TRANSACTIONS (Continued)

                                                                                   1997         1998
                                                                                   ----         ----
                                                                                   US$          US$

Sales
     Downtown D.F.S. (Thailand) Co., Ltd........................................   78,508        -
     King Power International Co., Ltd. (World Trade Center)       .............    -           116,210
Purchases
     Thai Nishigawa International co., Ltd......................................  440,741        29,373
     Niji (Thailand) Co., Ltd...................................................
Accrued concession fee
     Airport Authority of Thailand .............................................  956,791     6,925,571
Concession fee
     Airport Authority of Thailand ............................................. 7,537,652    5,205,866
Rental, Service fee and other expenses under concession agreement
     Airport Authority of Thailand .............................................  372,652       266,450


         Advances to or from related companies represent advances for operating funds. Such advances bear interest rate at the rate of 10% per annum and are due on demand.

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


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                         1997            1998
                                                                         ----            ----
                                                                         US$             US$

 Statement of income
 -------------------
      Current income tax .............................................  (553,791)      (1,335,278)
      Deferred income tax assets

         - Temporary differences .....................................    19,663             -
         -  Net operating loss carry-forward ......................... 4,500,201           25,970
                                                                       ---------        ---------
                                                                       4,519,864           25,970
      Less : Valuation allowance .....................................(3,966,073)            -
                                                                       ---------        ---------
      Income tax benefit..............................................   553,791           25,970
                                                                       =========        =========
      Net income tax benefit (corporate income tax)...................      -          (1,309,308)
                                                                       =========        =========
 Balance sheet
 -------------
      Deferred income tax assets on January 1, .......................      -             874,465
      Adjusted exchange rate to exchange rate on March 31,                  -             195,783
                                                                      ----------        ---------
                                                                            -           1,070,248
                                                                      ==========        =========
      Recognition of deferred income tax assets on
          -  Temporary difference.....................................    19,663             -
          -  Net operating loss carry - forward....................... 4,500,201           25,970
          -  Net effect of exchange rate adjusted from average
                rate to exchange rate on March 31, ...................   (10,443)           4,629
      Utilised deferred income tax assets on
          -  Net operating loss carry - forward.......................  (552,512)        (572,182)
          -  Temporary differences....................................      -              (7,902)
                                                                      ----------        ---------
      Deferred income tax assets on March 31,  ....................... 3,956,909          520,763
                                                                      ==========        =========


      Net Deferred income assets on March 31 composed of
          -  Temporary differences....................................    19,617          223,956
          -  Net operating loss carry - forward....................... 3,937,292          296,807
                                                                      ----------        ---------
                                                                       3,956,909          520,763
      Less : Valuation allowance......................................(3,956,909)            -
                                                                      ----------        ---------
          Total.......................................................      -             520,763
                                                                      ==========        =========


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                 1997            1998
                                                                                 ----            ----

                  Standard income tax rate.................................... (16.60%)       (30.80%)

                  Recognition of temporary differences........................   0.60%           -
                  Recognition of net operating loss carry-forward............. 135.20%          0.60%
                  Less : Valuation allowance..................................(119.20%)          -
                                                                               -------         ------

                  Income tax benefit..........................................  16.60%           -
                                                                                              -------

                  Effective income tax rate...................................    -           (30.20%)
                                                                               =======        =======


         In 1997, KPD anticipated that the effective income tax rate at the end of the year 1997 would be zero, therefore, no provision for corporate income tax was made in the first three months of financial year 1997. As a result, the standard income tax rate for 1997 was reduced from 30% to 16.60%.

         The types of temporary  differences between the tax bases of assets and liabilities and their financial  reporting  amounts that give rise to or decline in the net deferred tax assets and liabilities and their approximate tax effects are as follows :
                                                                                 1997            1998
                                                                                 US$             US$
         Temporary differences on January 1, on
              - Provision on damaged stock ...................................    -            223,124
              -  Provision for devaluation of investment......................    -             41,042
                                                                                ------         -------
         Deferred income tax asset - temporary differences....................    -            264,166
         Adjusted exchange rate to exchange rate on March 31,
              -  Provision on damaged stock...................................    -            (27,289)
              -  Provision for devaluation of investment......................    -             (5,020)
         Recognition of temporary difference on
              -  Provision for devaluation of investment                        19,617            -
         Utilized of temporary difference on
              -  Provision for devaluation of investment......................    -             (7,902)

         Net temporary difference on March 31, on
              -  Provision on damaged stock...................................    -            195,835

              -  Provision on devaluation of investment.......................  19,617          28,121
                                                                                ------         -------
         Deferred income tax asset - temporary differences....................  19,617         223,956
                                                                                ======         =======

         Also, the net operating losses carry-forward amounts give rise to or decline in the deferred income tax assets and their approximate effects are as follows:



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         As at March 31, 1997
         --------------------
                                       Loss/(profit)            Loss used          Loss available for future use
           Year      Subsidiaries        incurred          1996            1997          at March 31, 1997
           ----      ------------      -------------       ----            ----          -----------------
                                            US$             US$             US$                 US$
         1992           KPT                 7,226           (7,226)         -                   -
         1993           KPT             6,950,262       (2,550,578)     (1,048,073)           3,351,611
         1994           KPT             7,155,852           -               -                 7,155,852
         1995           KPT             2,616,846           -               -                 2,616,846
         1996           KPT            (2,557,804)          -               -                   -
                        KPD               793,633           -             (793,633)             -
         1997           KPT            (1,048,073)          -               -                   -
                        KPD            (2,271,087)          -               -                   -
                                                       ------------      ---------           ----------
                                                        (2,557,804)     (1,841,706)          13,124,309
                                                         ==========      =========           ==========
         Deferred income tax asset
              -  usage of operating loss carry-forward                     (552,512)
                                                                      ==============
              -  net operating loss carry-forward                                            3,937,292
                                                                                           ===========

         As at March 31, 1998
         -------------------
                                                                                                  Loss available
                                    Loss/(profit)               Loss used                          for future use
           Year    Subsidiaries       incurred        1996            1997            1998        at March 31, 1998
           ----    ------------     -------------     ----            ----            ----        -----------------
                                         US$           US$             US$             US$               US$
         1992        KPT                   4,861        (4,861)         -              -                  -
         1993        KPT               4,675,637    (1,715,846)    (2,959,791)         -                  -
         1994        KPT               4,813,943         -         (4,724,889)        (89,054)            -
         1995        KPT               1,760,426         -              -            (842,892)         917,534
         1996        KPT              (1,720,707)        -              -              -                  -
                     KPD                 533,899         -              -            (533,899)            -
         1997        KPT              (7,684,680)        -              -              -                  -
                     KPD                 411,257         -              -            (411,257)            -
                     KPG - Thai          101,993         -              -             (30,170)          71,823
         1998        KPT                (931,946)        -              -              -                  -
                     KPD              (4,255,485)        -              -              -                  -
                     KPG - Thai          (30,170)        -              -              -                  -
                                                         -              -              -                  -
                                                     ---------      ---------       ---------          -------
                                                    (1,720,707)    (7,684,680)     (1,907,272)         989,357
                                                     =========      =========       =========          =======
         Deferred income tax asset
              -  usage of operating loss carry - forward                             (572,182)
                                                                                      ========
              -  net operating loss carry-forward                                                      296,807
                                                                                                       =======

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         No valuation allowance has been provided at March 31, 1998 as the Company has determined that it is more likely than not to realize these deferred income tax assets.

         The difference in net operating loss carry-forward amount in US dollars from 1997 to 1998 was due to using different exchange rates from year to year.


NOTE   9    -     INVESTMENTS IN OTHER COMPANIES


                                                                         1997
                                              ------------------------------------------------------------
                                                           Provision for devaluation      Net investments
                                                Cost             of investment          in other companies
                                              -------      -------------------------    ------------------
                                                 US$                  US$                       US$

International Tourism Promotion
    Co., Ltd. ................................  231,036              23,494                    207,542
Top Trade Overseas Promotion
   Co., Ltd. .................................   38,506               2,623                     35,883
Global Capital Group Co., Ltd. ...............    3,850                 768                      3,082
                                                -------             -------                    -------
         Total................................  273,392              26,885                    246,507
                                                =======             =======                    =======

                                                                         1998
                                              ------------------------------------------------------------
                                                           Provision for devaluation      Net investments
                                                Cost             of investment          in other companies
                                              -------      -------------------------    ------------------
                                                 US$                  US$                       US$

International Tourism Promotion
    Co., Ltd. ...............................   155,424              15,805                    139,619
Top Trade Overseas Promotion
   Co., Ltd. ................................    25,904              25,904                       -
Global Capital Group Co., Ltd. ..............     2,591                 517                      2,074
                                                -------              ------                    -------
         Total...............................   183,919              42,226                    141,693
                                                =======              ======                    =======


         There were no changes related to the investment in these three entities during the first quarter of 1998. The difference in cost value of investment in US dollars was due to using different exchange rates from year to year.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         King Power Tax Free Co., Ltd. (KPT) acquired 60,000 shares of common stock in International Tourism Promotion Co., Ltd., on July 5, 1995 equivalent to 10% of its registered capital. International Tourism Promotion Co., Ltd. was established in Thailand on October 14, 1993, and has registered capital totaling Baht 60 million divided into 600,000 shares of common stock with Baht 100 per share. International Tourism Promotion Co., Ltd. suffered a loss of Baht 534,069 in 1995 and a loss of Baht 76,057 in December, 1996, respectively. The amount of loss was determined to be equal to the decline in the net realizable value of the investment and has been reflected in the statement of income for the years ended December 31, 1995 and 1996, respectively. In 1997 and 1998, no additional provision for devaluation of investment was made as there were no 1997 and 1998 financial statements available.

         King Power Tax Free Co., Ltd. (KPT) acquired 10,000 shares of common stock in Top Trade Overseas Promotion Co., Ltd., on October 18, 1994 equivalent to 10% of its registered capital. Top Trade Overseas Promotion Co., Ltd. was established in Thailand on July 13, 1994, and has a registered capital totaling Baht 10 million divided into 100,000 shares of common stock with Baht 100 per share. Top Trade Overseas Promotion Co., Ltd. suffered a loss of Baht 68,125 in 1994. The amount of loss was determined to be equal to the decline in the net realizable value of the investment and has been reflected in the statement of income for the year ended December 31, 1994. As for the year ended December 31, 1995 and 1996, no additional provision for devaluation of investment was made as there were no 1995 and 1996 financial statements available. A reserve was established in 1997 to cover the full amount of this investment.

         King Power Tax Free Co., Ltd. (KPT) acquired 10,000 shares of common stock in Global Capital Group Co., Ltd., on July 20, 1995 equivalent to 1% of its registered capital. Global Capital Group Co., Ltd. was established in Thailand on June 14, 1994, and has a registered capital totaling Baht 10 million divided into 1,000,000 shares of common stock with Baht 10 per share. Global Capital Group Co., Ltd. suffered a loss of Baht 19,955 in 1995. The amount of loss was determined to be equal to the decline in the net realizable value of the investment and has been reflected in the statement of Income for the year ended December 31, 1995. In 1996, 1997 and 1998, no additional provision for devaluation of investment was made as there were no 1996, 1997 and 1998 financial statements available.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   10   -     PROPERTY, PLANT AND EQUIPMENT - NET

                                                           1997          1998
                                                           ----          ----
                                                           US$           US$

Land .............................................       203,312        136,773
Building .........................................       198,985        133,863
Construction in process ..........................          --           60,704
Leasehold improvements ...........................     3,119,191      3,711,067
Selling office equipment and fixtures ............     1,351,339      1,405,011
Vehicles .........................................       262,657        373,450
                                                      ----------     ----------
     Total acquisition cost ......................     5,135,484      5,820,868
Less:  accumulated depreciation ..................      (540,145)    (1,235,879)
                                                      ----------     ----------
     Net book value ..............................     4,595,339      4,584,989
                                                      ==========     ==========

NOTE   11   -     RESTRICTED FIXED DEPOSITS

         The Company's Thailand-based subsidiaries made restricted fixed deposits as a guarantee with a commercial bank for bank credit facilities of subsidiaries and a related company (Bank overdraft, Letter of Credit, Trust receipt) and for the issuance of letter of guarantee required under an agreement with the Airports Authority of Thailand from which King Power Tax Free Co., Ltd. was granted for the exclusive operating license and King Power Duty Free Co., Ltd. was granted non-exclusive operating license to sell merchandise and souvenirs, and to rent the commercial space to carry out such activities in the International Airport of Thailand. Such fixed deposits are term deposits (ranging from 3 months to 12 months) with the bank which bear interest at rates varying from 9.25% to 16% per annum.

NOTE   12   -     BANK OVERDRAFT

         The Company obtained from a commercial bank an overdraft facility of Baht 25 million which bears interest at the Bank's Minimum Overdraft Rate ("MOR") plus 1% per annum, and is guaranteed by a director of the Company and the pledged fixed deposit. For the three months ended March 31, 1997, the average rate of MOR was 14.25% to 15.50% per annum and for the three months ended March 31, 1998, the MOR was 18% to 21.50% per annum.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   13   -     BANK LOAN

                                                          1997         1998
                                                          ----         ----
                                                           US$          US$

                      Trust receipt ...................      -        3,999,709
                      Short-term loan ................. 3,465,537     2,072,324
                                                        ---------     ---------
                           Total ...................... 3,465,537     6,072,033
                                                        =========     =========

         Trust receipt incurred by King Power Duty Free Co., Ltd. (KPD) bears interest at rates varying from 12.25% to 24% in 1998 and is guaranteed by the aforementioned fixed deposit, KPD's land, and two directors of KPD together with a related company.

         King Power Tax Free Co., Ltd. (KPT) has a short-term loan with a local bank for Baht 100 million which bears interest at the Bank's Minimum Loan Rate ("MLR") plus 1.5% per annum. The repayment schedule is by ten installments of Baht 10 million, starting from November, 1996. The short-term loan is guaranteed by two directors of KPT together with a related company, and one million shares of King Power Duty Free Co., Ltd.'s stock (at a par value of Baht 100 per share, totaling Baht 100 million)

         For the three month ended March 31, 1997 and 1998, the average MLRs were 14.50% per annum and 19% per annum, respectively.

NOTE   14   -     NOTES PAYABLE

         At March 31, 1997 and 1998 King Power Tax Free Co., Ltd. (KPT) had issued a 30-day promissory note payable to a local commercial bank, which bears interest at rates varying from 14.50% per annum and 19% per annum, respectively.

NOTE   15   -     INSTALLMENT PURCHASE PAYABLE - NET

         Installment purchase payable incurred from the purchase of a vehicle of King Power International Group (Thailand) Co., Ltd. (KPG - Thai) and from the purchase of seven vehicles of King Power Duty Free Co., Ltd.
(KPD).

         For KPG - Thai,  repayment   periods  are  composed  of  24  monthly
installments of Baht 18,420 per payment including interest at the rate of 10.25% per annum.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         For KPD, repayment periods are composed of 36 monthly installments of Baht 13,269 per payment including interest at the rate of 9% per annum for each of seven vehicles, respectively.

                                                                            1997           1998
                                                                            ----           ----
                                                                            US$            US$
                  Installment purchase payable .......................... 120,477         62,534
                  Less : Current portion of installment purchase payable  (47,560)       (33,789)
                                                                           ------         ------
                  Installment purchase payable - net ....................  72,917         28,745
                                                                           ======         ======

NOTE   16   -      LONG-TERM LOAN - NET

                                                                            1997           1998
                                                                            ----           ----
                                                                            US$            US$

                  Long-term loan ........................................ 384,048        255,211
                  Less : Current portion of long-term loan ..............  (9,421)        (7,235)
                                                                          -------        -------
                  Long-term loan - net .................................. 374,627        247,976
                                                                          =======        =======

         In 1997 King Power Duty Free Co., Ltd. (KPD ) obtained a long-term loan from a local financial institution of Baht 10 million which bears an interest rate of 13.5% per annum. The repayment schedule is composed of 76 monthly installments of Baht 129,840 per payment (including interest), starting March 4, 1997. The long-term loan is collateralized by KPD's properties and guaranteed by a director of KPD.

NOTE   17   -     SHAREHOLDERS' EQUITY

         (a) Per the reverse acquisition agreement, the shareholders of the two Thailand-based companies together received a total of 18,800,000 shares of common stock of the Company (formerly Immune America, Inc.) which represented 94% equity interest as of the date the reverse acquisition agreement was effective. Therefore, the 18,800,000 shares were assumed to be issued and outstanding as of January 1, 1996 for the purpose of presenting comparative financial statements.

         (b) Per reverse acquisition agreement, 752,000 shares out of the total 18,800,000 shares were put in escrow subject to certain requirements including that the Company shall have financial statements prepared in accordance with U.S. GAAP and shall have reached certain criteria of financial performance as of December 31, 1997. If, as of December 31, 1997, the Company failed to satisfy any of these conditions the 752,000 shares were to be released to the financial consultant which was also a party to the reverse acquisition agreement. During the first quarter of 1998 these shares were released from escrow and issued to the financial consultant.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         (c) Per the reverse acquisition agreement, the remaining equity interest were represented by 1,200,000 shares of common stock as of June 12, 1997 when the reverse acquisition was effective. These 1,200,000 shares of common stock were represented by the following components:


                                                                Additional
                                          Common Stock            Paid-in      Retained      Treasury
                                     Shares         Amount        Capital      Earnings       Stock        Total
                                  ----------------------------------------------------------------------------------
Beginning Balance at 12/31/96           275,316            275       151,186     (143,833)      (6,000)       1,628
Form S-8 issuance at 5/8/97             924,684            925        69,717                                 70,642
Reissuing of treasury stock                                                                       6,000       6,000
Net loss at 6/12/997                                                              (78,270)                 (78,270)
                                  ----------------------------------------------------------------------------------
Total shareholders' equity            1,200,000          1,200       220,903     (222,103)            0           0
                                  ==================================================================================



         (d) On August 18, 1997, the Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of US$ 8 per share with net proceeds of US$ 1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. 125,000 shares were placed in escrow until May 1, 1998, subject to an additional payment by the purchasers of $4.00 per share on all 250,000 shares issued or $1,000,000 in the event that the earnings per share for the Company for the calendar year ended December 31, 1997 exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without the payment of additional consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United States Securities Act of 1933, as amended.

NOTE   18   -     COMMITMENTS AND CONTINGENT LIABILITIES

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

                                                                     (UNAUDITED)


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            King Power Tax Free Co., Ltd.                     King Power Duty Free Co., Ltd.
                      ----------------------------------------         -----------------------------------------
                                            Rental and Service                                Rental and Service
 Year                 Concession fee         and other expense         Concession fee         and other expenses
 ----                 --------------        ------------------         --------------         ------------------
                                (US$ in Million)                                  (US$ in Million)

1998                        11.71                   0.43                    13.11                   0.66
1999                        16.42                   0.61                    18.14                   0.88
2000                        17.32                   0.61                    18.78                   0.88
2001                        18.38                   0.61                    19.42                   0.88
2002                        19.56                   0.61                       -                      -

       Lease commitments
              As of March 31, 1998, King Power  International  Group  (Thailand)
Company Limited.  (KPG Thailand) has a leasing commitment under a non-cancelable operating lease agreement in excess of one year as follows:
                                                                           Rental Charges          Service Fee
                                                                                 US$                   US$

               1998..................................................         125,504                162,815
               1999..................................................         125,504                162,815
               2000..................................................         104,586                135,679

       Letter of bank guarantee
              As of March  31,  1998,  King  Power Tax Free Co.,  Ltd.  and King
Power Duty Free Co., Ltd. were contingently liable for bank guarantees totalling
US$ 15.66  million  issued in favour of the Excise  Department  and the Airports
Authority of Thailand as a performance bond.

       Unused letter of credits
              As of March 31, 1998, King Power Duty Free Co., Ltd. has the unused letters of credit amounting to US$ 0.87 million.

       Installment Purchase Obligation
                                                                                 1997                 1998
                                                                                 ----                 ----
                                                                                  US$                  US$

               1997.........................................................     45,273                 -
               1998.........................................................     37,079               24,491
               1999.........................................................     37,079               34,599
               2000.........................................................      1,046                3,445
                                                                                 ------             --------
                      Total ................................................    120,477               62,534
                                                                                =======               ======




                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Long-term Loan Installment Payments

                                                                                 1997                 1998
                                                                                 ----                 ----
                                                                                  US$                  US$

       1997  ................................................................    6,947                  -
       1998  ................................................................   10,404                 5,335
       1999  ................................................................   11,897                 7,990
       2000  ................................................................   13,558                 9,121
       2001  ................................................................   15,478                10,413
       2002  ................................................................   17,670                11,887
       Thereafter ...........................................................  308,114               210,465
                                                                               -------               -------
              Total  ........................................................  384,048               255,211
                                                                               =======               =======
NOTE   19   -     SEGMENT FINANCIAL INFORMATION

                                                         For the three months ended March 31, 1997
                                       ---------------------------------------------------------------------------
                                       Duty Free        Tax Free         All        Adjustments
                                         Retail          Retail         Other    and Eliminations     Consolidated
                                           US$             US$           US$            US$                US$
Segment Information
Revenue from external customers         14,885,072     12,497,118         -              -              27,382,190
Intersegment revenue                        -               -             -              -                 -
Cost of merchandise sold                 6,449,144      5,208,771         -              -              11,657,915
Concession fees                          4,571,705      5,251,799         -              -               9,823,504
Gross profit                             3,864,224      2,036,547         -              -               5,900,771
Interest income                            167,884        330,488         -              -                 498,372
Interest expenses                           22,261         41,456         -              -                  63,717
Segment net income (loss)                2,276,347      1,050,500      3,211,261     (3,211,261)         3,326,847
Segment total assets                    26,871,236     16,684,021      7,078,201     (7,825,357)        42,808,101
Expenditures for segment assets          2,975,467         19,288         -              -               2,994,755

                                                                                      Long - Lived
                                                                   Revenue               Assets
                                                                 ----------           ------------
                                                                     US$                   US$
Geographical Information
Bangkok                                                          27,253,995              5,134,774
Northern Thailand region                                            128,195                    710
Southern Thailand region                                             -                       -
                                                                 ----------              ---------
         Total                                                   27,382,190              5,135,484
                                                                 ==========              =========


                                                                     (UNAUDITED)


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                         For the three months ended March 31, 1998
                                       ---------------------------------------------------------------------------
                                       Duty Free        Tax Free         All        Adjustments
                                         Retail          Retail         Other    and Eliminations     Consolidated
                                       ---------        --------        -----    ----------------     ------------
                                           US$             US$           US$            US$                US$

Segment Information

Revenue from external customers         13,354,404      9,191,242         -              -              22,545,646
Intersegment revenue                       427,751          -             -             (427,751)           -
Cost of merchandise sold                 5,810,703      3,491,285         -             (427,751)        8,874,237
Concession fees                          3,744,949      3,215,054         -              -               6,960,003
Gross profit                             4,226,503      2,484,903         -              -               6,711,406
Management fee income                      -                -             267,450       (219,730)           47,720
Interest income                            200,797        107,695         -              (30,898)          277,594
Interest expenses                          239,141        107,104          33,055        (30,898)          348,402
Segment net income (loss)                2,528,365        569,358       2,948,152     (3,013,565)        3,032,310
Segment total assets                    31,301,821     18,726,166      16,991,737    (18,879,502)       48,140,222
Expenditures for segment assets            247,199        110,862         337,398        -                 695,459


                                                                                      Long - Lived
                                                                   Revenue               Assets
                                                                   -------            ------------
                                                                     US$                   US$

Geographical Information

Bangkok                                                          22,039,364             5,744,965
Northern Thailand region                                            127,150                44,158
Southern Thailand region                                            806,883                31,745
                                                                -----------             ---------
         Total                                                   22,973,397              5,820,868
                                                                 ==========              =========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

(1)               Caution Regarding Forward-Looking Information

This quarter report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)               Effects on the Change in Foreign Currency Exchange System

Effects on the Change in Foreign Currency Exchange System

On July 2, 1997, the Thai Government announced that the Thai Baht would thereafter be converted to a "Managed Float" system for the relationship of the Baht to other international currencies. This change had an immediate impact on the Company's operations and the results of its operations. Although the Company's results thus far in 1998 have improved significantly, measured by sales in Baht, the financial results converted into US Dollars decreased 10.57% for the three months ended March 31, 1998 compared to the same period in 1997. This was caused by the adverse change in the average exchange rate between the Baht and the US Dollar, which increased, from 25.91 in the first quarter of 1997 to 45.482 in the first quarter of 1998. Management anticipates improvement in the exchange rate that will be reflected positively in the financial results reported for the second quareter of 1998.

The Company's subsidiaries conduct their business with selling and purchase prices based on Thai Baht, US Dollars, and other currencies. Sales are made both in Thai Baht and other currencies, but eventually will be converted into Thai Baht. Accordingly, the Company bears foreign currency transaction risks between the date of purchase of goods for resale and the ultimate payment of the goods in the appropriate negotiated currency.

King Power Duty Free Company,  Limited (KPD)  reported a financial  gain of Baht
115.0 million for the three months ended March 31, 1998 compared to Baht 62.3 million in 1997, or 84.58% increase. However when converting to US Dollar by using average exchange rate the financial gain is merely $2.5 million in 1998 compare to $2.4 million in 1997. The increase in Baht sales is mainly due to KPD's ability to facilitate its full operation during 1998 when compares to the same period last year while it had just started operations.

King Power Tax Free Company, Limited (KPT) has been selling goods at prices based upon the US Dollar since its inception. Further, KPT deals in predominately Thailand produced goods whereby all purchases are settled in Thai Baht. Therefore, the devaluation of the Thai Baht had minimal effect on the settlement of open trade payables of KPT. Accordingly, the devaluation had an opposite economic impact on the operations of KPT whereby the Thai Baht devaluation increased the overall profitability of this subsidiary. However, in KPT'S financial results for the three months ended March 31, 1998, there has been recognized an unrealized loss on foreign exchange of $0.4 million. This is principally due to readjustment of an unrealized gain of a US Dollar denominated management contract with the amount of $2.17 million between KPT and a related company, Downtown D.F.S. (Thailand) Co., Ltd. The contract was executed on January 1, 1997 when the exchange rate for the Thai Baht to the US Dollar was
25.56 to 1. By December  31,  1997,  that  exchange  rate had  increased to Baht
47.247 to US Dollar 1, thus leaving a gain on the exchange rate of Baht 21.687 per US Dollar. However, when converting unrealized gain on foreign exchange from Thai Baht to US Dollar, the average exchange rate of Baht 33.8825 was used resulting in a recorded figure of $1.39 million, the figure that appears in the Company's income statement as of December 31, 1997. As of March 31, 1998, the exchange rate has dropped to Baht 38.604 per US Dollar, thus leaving a loss on the readjusted exchange rate of Baht 8.643 per US Dollar. And by using the average exchange rate of Baht 45.482 results in an unrealized loss of $0.4 million.

King Power International Group (Thailand) Company, Limited (KPG Thai) was incorporated on September 11, 1997 as a cost center for the Company and its affiliates to provide management services for, and to disburse management charges and rental expenses among the various subsidiaries and affiliates of the Company. In KPG Thai's statement of earnings for the three months ended March 31, 1998, this company reports net income of US$43,896; it has management fee income of US$267,450, administrative expenses of US$224,527, interest expense of US$17,315 and income tax benefit of US$18,288. All transactions were recorded in Thai Baht and were converted into US Dollars using an average exchange rate of Baht 45.4820 to US Dollar 1.

The overall effect of the Thai Baht devaluation was an increase in the attractiveness of Thailand as a tourist destination. This increase in tourists had a direct impact on increasing the Company's sales in the post-devaluation time period.

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarterly ended March 31, 1998:

         Realized gain on foreign exchange                   $0.4 million
         Realized loss on foreign exchange                   $0.7 million
         Unrealized gain on foreign exchange                 $1.7 million
         Unrealized loss on foreign exchange                 $0.4 million

The calculation of unrealized foreign exchange gain of $1.7 million and unrealized foreign exchange loss of $0.4 million is shown in charts labeled A and B, respectively.


                                    CHART A

The  calculation  of unrealized  gain on foreign  exchange of  US$1,670,397  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivables and cash on hand in foreign currency as shown below:

Accounts payable in foreign currency at March 31, 1998
------------------------------------------------------------------------------------------------------
               Currency             Amount        Exchange Rate                       Total
                                                     3/31/98                          Baht
------------------------------------------------------------------------------------------------------

            Swiss Franc             205,565.10                25.7316                   5,289,518.93
        German Deutschmark           32,541.70                21.1787                     689,190.90
           French Franc           3,666,552.20                  6.342                  23,253,274.05
          Hong Kong Dollar        1,539,586.81                  5.054                   7,781,071.74
             Italian Lire        18,708,500.00                 0.0218                     407,845.30
       British Pound Sterling       176,050.33                65.6428                  11,556,436.60
         Singapore Dollar           181,977.60                24.4915                   4,456,904.39
             US Dollar            4,555,930.95                39.0807                 178,048,970.68

------------------------------------------------------------------------------------------------------
              Total                                                                   231,483,212.59

BALANCE PER GENERAL LEDGER                                                            276,211,053.53

Unrealized gain on accounts payable in foreign currency                                44,727,840.94




Loan from bank (trust receipts) in foreign currency at March 31, 1998
------------------------------------------------------------------------------------------------------
               Currency             Amount        Exchange Rate                       Total
                                                           35,885.00                   Baht
------------------------------------------------------------------------------------------------------
          Australian Dollar          95,820.48                26.0953                   2,500,464.17
         German Deutschmark          57,761.20                21.1787                   1,223,307.13
        British pound sterling       77,098.20                65.6428                   5,060,941.72
          Hong Kong Dollar          902,656.00                 5.0540                   4,562,023.42
            Italian Lire        617,131,915.40                 0.0218                  13,453,475.76
         Singapore Dollar           546,377.00                24.4915                  13,381,592.30
             US Dollar            2,881,174.43                39.0807                 112,598,313.55
           Japanese Yen              54,767.12                29.6649                   1,624,661.14
------------------------------------------------------------------------------------------------------
              Total                                                                   154,404,778.18

BALANCE PER GENERAL LEDGER                                                            186,088,693.65

Unrealized gain on Trust Receipts in foreign currency                                  31,683,915.47






Unrealized loss on account receivable at March 31, 1998
-------------------------------------------------------------------------------------------------------
               Currency             Amount        Exchange Rate                       Total
                                                     3/31/98                          Baht
-------------------------------------------------------------------------------------------------------

             Swiss Franc             35,873.63                25.243                      905,558.04
-------------------------------------------------------------------------------------------------------
               Total                                                                      905,558.04

BALANCE PER GENERAL LEDGER                                                              1,157,857.28

Unrealized loss from account receivable in foreign currency                              (252,299.24)


Unrealized loss on Cash on hand at March 31, 1998
-------------------------------------------------------------------------------------------------------
               Currency             Amount        Exchange Rate                       Total
                                                     3/31/98                          Baht
-------------------------------------------------------------------------------------------------------
              US Dollar              54,302.09                38.541                    2,092,856.85
            Japanese Yen          4,448,986.00              0.291087                    1,295,041.99
          Taiwanese Dollar           43,550.00                1.1709                       50,992.70
          Hong Kong Dollar           81,170.00                4.9614                      402,716.84
          United Kingdom             12,822.46               64.5021                      827,075.60
         Australia Dollar             1,967.70               25.4398                       50,057.89
         Singapore Dollar             3,242.00               23.8193                       77,222.17
          Malaysia Ringgit            5,104.00               10.4797                       53,488.39
            Swiss Franc                 750.00                25.243                       18,932.25
           French Franc               7,900.00                6.2056                       49,024.24
        German Deutschmark            2,330.00               20.8125                       48,493.13
            Korean Won               43,000.00                 0.278                       95,354.00
       China renminbi Yuan            2,140.00                4.4602                        9,544.83
                                                                                     -----------------
              Total                                                                     5,070,800.87
------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                              5,257,274.98

Unrealized loss on cash in hand in foreign currency                                      (186,474.11)

Unrealized gain on accounts payable in foreign currency                                44,727,840.94

Unrealized gain on Trust Receipt in foreign currency                                   31,683,915.47

Unrealized loss from account receivable in foreign currency                              (252,299.24)

Net Unrealized gain on exchange rate at March 31, 1998                                 75,972,963.06

                                        US$ 1,670,397
                         Exchange Rate of Baht 45.482=US$1








                                   CHART B

The  calculation  of  unrealized  loss on foreign  exchange  of  US$418,285  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:


Accounts receivable related in foreign currency at March 31, 1998
------------------------------------------------------------------------------------------------------
               Currency             Amount              Exchange Rate                 Total
                                                          3/31/98                     Baht
------------------------------------------------------------------------------------------------------
             US Dollar           2,184,000.00                    38.54                 84,173,544.00
------------------------------------------------------------------------------------------------------
                Total                                                                  84,173,544.00

BALANCE PER GENERAL LEDGER                                                            102,757,200.00

Exchange loss on accounts receivable in foreign currency                              (18,583,656.00)


Cash on hand  in foreign currency at March 31, 1998
------------------------------------------------------------------------------------------------------
               Currency             Amount              Exchange Rate                  Total
                                                          3/31/98                      Baht
------------------------------------------------------------------------------------------------------
             US Dollar                 114,852.61                  38.5410              4,426,534.44
       British Pound Sterling            3,102.27                  64.5021                200,102.93
        German Deutschmark               3,155.00                  20.8125                 65,663.44
          Singapore Dollar               3,371.00                  23.8193                 80,294.86
         Malaysian Ringgit               4,096.00                  10.4377                 42,752.82
         Hong Kong Dollar              111,950.00                   4.9614                555,428.73
           Japanese Yen              5,003,253.00                 0.291087              1,456,381.91
            Swiss Franc                    150.00                  25.2430                  3,786.45
           French Franc                  1,700.00                   6.2056                 10,549.52
            Korean Won                 532,000.00                   0.0278                 14,789.60
         Netherland Guilder                 20.00                  18.4557                    369.11
        China Renminbi Yuan              6,886.00                   4.5009                 30,993.20
          Canadian Dollar                   20.00                  26.9987                    539.97
         Australian Dollar               1,120.90                  25.4398                 28,515.47
         Taiwanese Dollar               30,000.00                   1.1709                 35,127.00
                                                                                     -----------------
                Total                                                                   6,951,829.45

BALANCE PER GENERAL LEDGER                                                              7,392,608.66

Unrealized loss from cash in hand in foreign currency                                    (440,779.21)

Unrealized loss on accounts receivable in foreign currency                            (18,583,656.00)

Net Unrealized exchange loss                                                          (19,024,435.21)

                                                                         US$418,284.93
                                                   Exchange Rate of Baht 45.482=US$1




(3)     Results of operations, comparing quarterly ended March 31, 1998 and 1997

KPD began retail operations in 1997 and the increased revenue of this subsidiary is a direct result of the increase in the number of tourists coming to Thailand as a result of the Thai Baht devaluation and its fully functional retail stores. Further growth was experienced in general merchandise sales at the KPT stores in the Thailand airports, due to an increase in tourism traffic. Management anticipates that Thailand will continue to be an attractive tourist destination during future periods and will expand as a focal point for air travel throughout Asia.

Sales revenue for the three months ended March 31, 1998 was approximately $22.5 million as compared to approximately $27.4 million for 1997. This decrease is directly attributable to the devaluation of Baht took place during the last half of 1997. The overall sales revenue in Thai Baht has increased over 44.52% from Baht 709.5 million for the three months ended March 31,1997 to Baht 1,025.4 million for the same period in 1998. However, the average exchange rate of Baht
45.482 was used to convert the 1998 figure into US dollars compared to the average exchange rate of Baht 25.91 for 1997. Further, commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period.

The cost of merchandise sold for the three months ended March 31, 1998 and 1997 were approximately $8.9 million and $11.7 million, respectively. The factors for this decrease is directly related to the average exchange rate that is used to compare to the two periods partially offset by the increased sales volume. In Baht, this cost of merchandise sold increased from Baht 302.1 million for the three months ended March 31, 1997 to Baht 403.6 million for the same period this year or an increase of 33.6%. This increase is due to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon fixed amounts. Due to the higher sales volume, comparing the time period ended March 31, 1997 to the time period ended March 31, 1998, the ratio of the Company's concession fee to sales revenue dropped from 35.88% in 1997 to 30.86% in 1998. The reasons for this decrease are an increase in sales volume together with the fact that the additional custom duty of 15% on gross sales imposed on KPD was exempted by the Customs Department starting March 19, 1998. Management anticipates that the positive effect of this exemption will be realized in full during the second quarter of 1998 and should continue indefinitely in the future.

Direct selling expenses, excluding depreciation and others, also reflect the commencement of KPD's business and the increase in traffic at KPT's stores. These expenses were approximately $2.0 million for the three months ended March 31, 1997 and approximately $1.9 million for the same period in 1998. In terms of percentage of sales, 1997 expenses were approximately 7.22% of sales and 1998 expenses were approximately 8.43% of sales. Management has made a commitment to improve this ratio by improving the effectiveness and efficiency of the Company's sales force which should result from additional training and management supervision.

Administrative expenses for the three months ended March 31, 1998 and 1997 were approximately $1.0 million and $0.7 million, respectively. As a percentage of total sales, these expenses were approximately 4.22% and 2.41%, respectively. Administrative expenses have grown due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net income for the three months ended March 31, 1998 was approximately $2.9 million, or $0.14 per share (basic), and approximately $3.2 million, or $0.17 per share (basic), for the three months ended March 31, 1997.

The ratio of inventory divided by revenue for the three months ended March 31, 1998 and 1997 was approximately 65.42% and 58.91%, respectively. This increase is due to the continued expansion in the number of stores open for business and a build up of inventory levels in anticipation of the April 30, 1998 opening of Harrods (Knightsbridge) store. As these additional stores commence operations and increase sales, management anticipates that this ratio will improve.

(4)               Liquidity and Capital Resources

At the quarters ended March 31, 1998 and 1997, the Company had working capital of approximately $2.5 million and $(8.0 million), respectively. The improvement in this figure is due to the Company's ability to significantly expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

The management has identified specific needs for capital expenditures related to
1) expanding its existing airport stores; 2) facilitating potential acquisition of various management contracts for similar operations in Thailand and other countries within the Asian market; and 3) facilitating either acquisition of or management contracts with related parties controlling similar general merchandise and duty free operations within Thailand and other Asian countries. To fulfill these anticipated capital requirements, management is currently interviewing various investment banking and financial institutions to facilitate a sale of the Company's securities or to arrange for the extension of additional credit facilities. There is no assurance that such plans can be successful or achieved at rates and amounts that will be favorable to the Company.

(5)  Monetary Assets and Liabilities Denominated in Thai Baht

As of March 31, 1998 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

     TYPE OF MONETARY ASSET                            US DOLLARS

Cash and equivalents                                    2,794,318
                    Accounts Receivable
     Trade                                                447,073
     Related Parties                                      847,438
     Refundable value-added-tax                         1,926,068
     Related companies                                  6,720,014
     Directors                                            986,399

Inventories                                            14,751,146
Deferred income tax assets                                520,763
Other current assets                                    2,383,359
Restricted deposit                                      8,227,088
Other non-current assets                                4,891,773

     TYPE OF MONETARY ASSET

Bank overdraft                                          1,331,566
Bank loan                                               2,072,324
Notes payable                                             518,081
 Current portion of installment purchase payable           33,789
 Current portion of long-term loan                          7,235
                    Accounts Payable
     Unrelated parties                                  4,914,342
     Related parties                                      115,236
                    Other accured liabilities
     Concession fees                                    8,169,717
     Other                                              4,247,228
Installment purchase payable-net                           28,745
Long-term loan-net                                        247,976

(6)                Effect of Year 2000

The present computer system does not support beyond the year 2000. Due to the expansion of the business and the necessity to operate more efficiently, the management has decided to change the system to fully support the integration of all systems and all subsidiaries in order to generate centralized management report for a more effective control of the business. The system is scheduled to be implemented in January 1999. The cost for such change is not expected to be material.

(7)                New Accounting Pronouncements

The  Financial  Accounting  Standards  Board has recently  issued  Statements of
Financial   Accounting   Standards  that  may  affect  the  Company's  financial
statements as follows:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, that standards may have on future financial statement disclosures. However, the Company does not anticipate a material impact from this change in presentation of its consolidated financial statements.

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

Part II - Other Information
Item 1 - Legal Proceedings
         None
Item 2 - Changes in Securities
         None
Item 3 - Defaults Upon Senior Securities
         None
Item 4 - Submission of Matters to a Vote of Security Holders
         None
Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K
         None

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                    KING POWER INTERNATIONAL GROUP CO., LTD.




               May 14, 1998    /s/ Vichai Raksriaksorn
                                   -----------------------
                                   Vichai Raksriaksorn
                                   President, Chairman of the Board and Director




               May 14, 1998     /s/ Viratana Suntaranond
                                   ------------------------
                                   Chief Financial Officer and Director