Form 10-Q
period 1998-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-08-18
CIK 787690

FORM 10-Q
                  For the quarterly period ended June 30, 1998

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               011 (662) 658-0090
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X__ NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 1, 1998: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                  Form 10-Q for the Quarter ended June 30, 1998
                                Table of Contents


                                                                            Page
Part I - Financial Information
         Item 1 Financial Statements                                          3
         Item 2 Management's Discussion and Analysis or Plan of Operation     36

Part II - Other Information
         Item 1 Legal Proceeding                                              46
         Item 2 Changes in Securities                                         46
         Item 3 Defaults Upon Senior Securities                               46
         Item 4 Submission of Matters to a Vote of Security Holders           46
         Item 5 Other Information                                             46
         Item 6 Exhibits and Reports on Form 8-K                              46

                         KING POWER INTERNATIONAL GROUP
                           CO., LTD. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED JUNE 30, 1997 AND 1998



                                                                     (UNAUDITED)

                 KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                       June 30,
                                                           ----------------------------------

                                                   Note                             1998
                                                   ----       1997                  ----
                                                              ----
                                                                                    US$
                                                               US$
                                ASSETS
Current Assets
       Cash and cash                                         3,355,931             3,362,656
       equivalents
       Trade accounts                                          514,104               474,176
       receivable
       Trade accounts receivable - related           7         241,243             1,015,610
       companies
       Management fee receivable - related           7          -                  2,319,338
       companies
       Refundable value added                        4       1,756,392             2,274,181
       tax
       Advance for duty free                                    16,718            -
       goods
       Advance to related                            7         744,213             9,448,792
       companies
       Advance to directors                          5       4,688,054             1,597,989
       Merchandise inventories                       6      22,887,726            12,421,293
       - net
       Deferred income tax                           8          -                    465,542
       assets
       Interest receivable - related                 7          -                    266,867
       companies
       Interest receivable                                      -                    289,345
       Other current assets                                  1,842,243               699,376
                                                           ------------          -----------
                                Total current               36,046,624            34,635,165
                                assets

Investments in other companies                       9         248,228               129,273
Investment in marketable securities                  3          38,775                23,633
(trading)
Property, plant and equipment                       10       4,969,896             4,468,602
- net
Restricted fixed deposits                           11      11,609,960             6,987,726
Other long-term assets                               7       1,265,649               966,815
                                                           ------------          -----------

       TOTAL ASSETS                                         54,179,132            47,211,214
                                                           ============         ============


    The accompanying notes are an integral part of the financial statements.




                                                                                                    (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                            June 30
                                                                               ----------------------------------
                                                                  Note          1997                  1998
                                                                  ----          ----                  ----

                                                                                US$                   US$
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
        Bank overdraft                                             12               493,647            1,704,458
        Bank loan                                                                 9,106,186            6,492,575
        Notes payable                                              14             4,515,110              472,668
        Current portion of installment purchase payable            15                37,338               32,961
        Current portion of long-term loan                          16                 9,806                6,822
        Trade accounts payable - related companies                  7             4,217,243              485,199
        Trade accounts payable                                                   21,694,563           10,058,219
        Leasehold improvements payable                                              457,684             -
        Accrued concession fee                                      7             1,670,627           10,390,621
        Other current liabilities                                                 1,586,971            3,000,334
                                                                               ------------          -----------
           Total current liabilities                                             43,789,175           32,643,857
Installment purchase payable - net                                 15                74,131               18,521
Long-term loan - net                                               16               374,959              225,163
                                                                               ------------          -----------
           Total liabilities                                                     44,238,265           32,887,541

Minority interest                                                  1                591,384              360,217

Commitments and contingencies                                      18

Shareholders' Equity                                               17
        Common stock - $0.001 par value, 100,000,000 shares
        authorized
           20,000,000  and 20,250,000  share issued and
           outstanding at June 30, 1997 and 1998, respectively                       20,000               20,250

        Additional paid in capital                                               18,961,395           20,848,145
        Deficit                                                                 (10,139,651)          (4,176,144)
        Accumulated other comprehensive income                                      507,739           (2,728,795)
                                                                               -------------         ------------
                       Total shareholders' equity                                 9,349,483           13,963,456

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               54,179,132           47,211,214
                                                                               =============         ============
                                                                                          0                    0



    The accompanying notes are an integral part of the financial statements.




                                                                                             (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                                                             Six months ended
                                                                              June 30,
                                                                   --------------------------------------
                                                           Note          1997                1998
                                                           ----          ----                ----

                                                                          US$                 US$

Sales revenue                                               7             55,924,265          43,700,435
Cost of
sales :
       Cost of merchandise sold                             7             23,695,493          17,821,111
       Concession fee                                       7             20,147,897          13,252,146
                                                                   ------------------  ------------------
              Total cost of sales                                         43,843,390          31,073,257
                                                                   ------------------  ------------------

Gross profit                                                              12,080,875          12,627,178
Operating expenses :
       Selling expenses
              Sales salaries and welfare                                   3,646,293           3,720,340
              Rental and service fee and other expenses
              under the concession agreement                7                980,734           1,062,224
              Depreciation                                                   462,256             516,309
              Others                                                         979,049             672,131
                                                                   ------------------  ------------------
              Subtotal                                                     6,068,332           5,971,004
       Administrative expenses                                             1,891,747           2,148,598
                                                                   ------------------  ------------------
              Total operating expenses                                     7,960,079           8,119,602
                                                                   ------------------  ------------------

Income from operation                                                      4,120,796           4,507,576
       Interest income - related companies                  7              -                     228,037
       Interest income                                                     1,132,518             691,341
       Realized gain on foreign exchange                                     674,376             589,655
       Unrealized gain on foreign exchange                                 -                     688,923
       Management fee income                                7              -                     140,844
       Other income                                                          180,744              62,001
                                                                   ------------------  ------------------
              Total other revenues                                         1,987,638           2,400,801
                                                                   ------------------  ------------------
Other
expenses:
       Interest expenses                                                     442,775             679,075
       Realized loss on foreign exchange                                   -                     732,470
       Unrealized loss on foreign exchange                                 -                     279,111
                                                                   ------------------  ------------------
              Total other expenses                                           442,775           1,690,656
                                                                   ------------------  ------------------


Net income before income tax                                               5,665,659           5,217,721
Income tax                                                  8              -                 (1,586,526)
                                                                   ------------------  ------------------
Net income before minority interest                                        5,665,659           3,631,195

Minority interest                                                           (240,713)           (177,578)
                                                                   ------------------  ------------------
Net income attributed to common shares                                     5,424,946           3,453,617
                                                                   ==================  ==================
Weighted average number of common shares outstanding                      19,351,188          20,250,000

Basic earnings per share                                                        0.28                0.17

    The accompanying notes are an integral part of the financial statements.




                   KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       Six months ended
                                                                         June 30,
                                                            -------------------------------------
                                                     Note         1997                 1998
                                                     ----         ----                 ----

                                                                  US$                  US$

Net income attributed to common shares                              5,424,946          3,453,617
Other comprehensive income, before
tax :
        Foreign currency translation adjustments                       (2,749)           745,545
Income tax expense related to items of other                        -                    -
comprehensive income
                                                            ------------------    ---------------
Other comprehensive income, net of
tax                                                                   (2,749)            745,545
                                                            ------------------    ---------------
Comprehensive income                                               5,422,197           4,199,162
                                                            ==================    ===============




    The accompanying notes are an integral part of the financial statements.


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended June 30,
                                                                              -------------------------------
                                                                                  1997                 1998
                                                                                  ----                 ----

                                                                                  US$                  US$
Cash flows from operating activities :
     Net income                                                                5,424,946            3,453,617
     Adjustments to reconcile net income to net cash
          provided (used) by operating activities
          Depreciation                                                           462,256              516,309
          Unrealized loss on foreign exchange                                       -                 279,111
          Unrealized gain on foreign exchange                                       -                (688,923)
          Deferred tax assets                                                       -                 408,923
          Minority interest - income statement impact                            240,713              177,578
          Decrease (increase) in operating assets :
                Trade accounts receivable - related companies                   (241,243)            (413,495)
                Trade accounts receivable                                       (440,769)             (38,378)
                Refundable valued added tax                                     (833,773)          (1,310,653)
                Advance for duty free goods                                      316,993                 -
                Advance for office and shop improvement                           12,888                 -
                Advance to related companies                                    (670,052)          (7,132,846)
                Advance to directors                                          (2,811,890)            (275,207)
                Inventories                                                  (16,135,011)             719,063
                Management fee receivable - related companies                       -                (407,208)
                Interest receivable - related companies                             -                (165,056)
                Interest receivable                                                 -                 305,469
                Other current assets                                          (1,470,461)            (238,611)
          Increase (decrease) in operating liabilities :
                Trade accounts payable - Related companies                     2,806,548             (105,659)
                Trade accounts payable                                        12,053,788             (494,604)
                Advance from related companies                                  (685,012)                -
                Leasehold improvements payable                                       132                 -
                Accrued concession fee                                         1,670,627            4,174,551
                Other current liabilities                                      1,027,409            2,052,258
          Minority interest - balance sheet impact                                (1,293)              11,927
                                                                       ------------------   ------------------
                   Net cash provided (used) by operating activities            1,226,796              828,166
                                                                       ------------------   ------------------


    The accompanying notes are an integral part of the financial statements.

                                                                    (UNAUDITED)


                      KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                        Six months ended June 30,
                                                                            1997             1998
                                                                            ----             ----

                                                                          US$              US$

Cash flows from investing activities :
        Reduction in investment in other company                             1,647           (13,500)
        Reduction in investment in marketable security                         257            (2,468)
        Purchase of fixed assets                                        (3,681,217)       (1,582,459)
        Addition in long-term assets                                    (1,167,409)         (191,145)
                                                                        -----------       -----------
            Net cash provided (used) by investing activities            (4,846,722)       (1,789,572)
                                                                        -----------       -----------

Cash flows from financing activities :
        Proceeds (repayment) in bank overdrafts                           (444,157)          745,823
        Proceeds (repayment) from bank loan                              5,202,985         1,919,267
        Proceeds (repayment) from note payable                           2,765,347            49,361
        Proceeds (repayment) from installment purchase payable              (7,029)            4,012
        Proceeds (repayment) from long-term loan                           384,765            23,320
Translation adjustment                                                      (2,749)          745,545
                                                                        -----------       -----------
           Net cash provided, (used) by financing activities             7,899,162         3,487,328
                                                                        -----------       ----------

Effect of exchange rate changes on cash                                    -                  41,900
Decrease (Increase) in restricted fixed deposit                          (2,062,508)         (522,046)
Net increase in cash and cash equivalents                                 2,216,728         2,045,776
Cash and cash equivalents - beginning of period                           1,139,203         1,316,880
Cash and cash equivalents - end of period                                 3,355,931         3,362,656

Supplemental cash flow information Cash paid during the period:
              Interest paid                                                 442,775           533,220
              Income taxes paid                                             -                 -
        Non - cash transaction:
              Common stock                                                    1,200           -
              Additional paid-in capital                                     (1,200)          -


    The accompanying notes are an integral part of the financial statements.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998



                                                         Common Stock          Additional     Comprehensive    Retained
                                                   ------------------------
                                           Note       Shares       Amount     Paid in Capital    Income        Earnings
                                         --------- ------------- ----------  --------------  --------------  -------------
                                                                    US$           US$             US$             US$

Balance, January 1, 1997                 17,(a)(b)   18,800,000     18,800      18,962,595                   (15,564,597)
Recapitalization at June 12, 1997         17 (c)      1,200,000      1,200          (1,200)
Net Income                                                                                       5,424,946     5,424,946
Other Comprehensive income, net of tax
     Foreign currency translation adjustment                                                        (2,749)
                                                                                             --------------
Comprehensive Income                                                                             5,422,197
                                                                                             ==============
                                                   ------------- ----------  --------------                  -------------
Balance, June 30, 1997                               20,000,000     20,000      18,961,395                    (10,139,651)
                                                   ============= ==========  ==============                  =============

Balance January 1, 1998                              20,250,000     20,250      20,848,145                     (7,629,761)
Net Income                                                                                       3,453,617      3,453,617
Other Comprehensive income, net of tax
     Foreign currency translation adjustment                                                       745,545
                                                                                             --------------
Comprehensive Income                                                                             4,199,162
                                                                                             ==============
                                                   ============= ==========  ==============                  =============
Balance, June 30, 1998                               20,250,000     20,250      20,848,145                     (4,176,144)
                                                   ============= ==========  ==============                  =============




                                                             Accumulated
                                                                Other
                                                             Comprehensive

                                                               Income           Total
                                                            -------------   --------------
                                                                 US$             US$


Balance, January 1, 1997                 17,(a)(b)             510,488       3,927,286
Recapitalization at June 12, 1997         17 (c)
Net Income                                                                   5,424,946
Other Comprehensive income, net of tax
     Foreign currency translation adjustment                      (2,749)          (2,749)

Comprehensive Income

                                                            ------------    --------------
Balance, June 30, 1997                                           507,739        9,349,483
                                                            =============   ==============

Balance January 1, 1998                                       (3,474,340)       9,764,294
Net Income                                                                      3,453,617
Other Comprehensive income, net of tax
     Foreign currency translation adjustment                     745,545          745,545

Comprehensive Income

                                                            =============   ==============
Balance, June 30, 1998                                        (2,728,795)      13,963,456
                                                            =============   ==============



    The accompanying notes are an integral part of the financial statements.



            KING POWER INTERNATIONAL GROUP CO.,LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Six months ended June 30,        Three months ended June 30,

                                                           Note  1997              1998               1997              1998
                                                           ----  ----              ----               ----              ----

                                                                 US$               US$                US$               US$

Sales revenue                                                     55,924,265        43,700,435         28,542,075        21,154,789

Cost of sales:
     Cost of merchandise sold                               7     23,695,493        17,821,111         12,037,578         8,946,874
     Concession fee                                         7     20,147,897        13,252,146         10,324,393         6,292,143
       Total cost of sales                                        43,843,390        31,073,257         22,361,971        15,239,017
                                                                 -----------       -----------        -----------       -----------

Gross profit                                                      12,080,875        12,627,178          6,180,104         5,915,772

Operating expenses:
   Selling expenses
      Sales salaries and welfare                                   3,646,293         3,720,340          2,041,534         2,085,657
      Rental and service fee and other expenses under
        the concession agreement                            7        980,734         1,062,224            608,082           795,774

        Depreciation                                                 462,256           516,309            335,209           296,185
        Others                                                       979,049           672,131            490,958           393,193
                                                                 -----------       -----------        -----------       -----------
        Subtotal                                                   6,068,332         5,971,004          3,475,783         3,570,809
        Administrative expenses                                    1,891,747         2,148,598          1,231,092         1,197,599
                                                                 -----------       -----------        -----------       -----------
        Total operating expenses                                   7,960,079         8,119,602          4,706,875         4,768,408
                                                                 -----------       -----------        -----------       -----------

Income from opeation                                               4,120,796         4,507,576          1,473,229         1,147,364

Other Income:
    Interest income - related company                       7          -               228,037              -               206,950
    Interest income                                                1,132,518           691,341            634,146           434,834
    Realized gain on foreign exchange                                674,376           589,655            494,907           187,096
    Unrealize gain on foreign exchange                                 -               688,923               -             (981,474)
    Management fee income                                   7          -               140,844               -               93,124
    Other income                                                     180,744            62,001             32,017            24,232
                                                                 -----------       -----------        -----------       -----------
        Total other revenues                                       1,987,638         2,400,801          1,161,070           946,236
                                                                 -----------       -----------        -----------       -----------

    Other expenses:
            Interest expenses                                        442,775           679,075            379,058           330,673
            Realized loss on foreign exchange                          -               732,470            (83,571)           44,524
            Unrealized loss on foreign exchange                        -               279,111              -              (139,174)
                                                                 -----------       -----------        -----------       -----------
            Total other expenses                                     442,775         1,690,656            295,487           236,023
                                                                 -----------       -----------        -----------       -----------

        Net income before income tax                               5,665,659         5,217,721          2,338,812           876,103
        Income tax                                          8             -         (1,586,526)             -              (277,218)
                                                                 -----------       -----------        -----------       -----------
        Net income before minority interest                        5,665,659         3,631,195          2,338,812           598,885
        Minority interest                                           (240,713)         (177,578)          (125,128)          (49,524)
                                                                 -----------       -----------        -----------       -----------
        Net income attributed to common shares                     5,424,946         3,453,617          2,213,684           549,361
                                                                 ===========       ===========        ===========       ===========
        Weighted average number of common shares outstanding      19,351,188        20,250,000         19,351,188        20,250,000


        Basic earnings per share                                        0.28              0.17               0.11              0.03



The accoumpanying notes are an integral part of the financial statement.

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

         This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose. Consequently, this transaction has been accounted for as a "reverse acquisition" for financial reporting purpose and KPT and KPD are deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilizes the capital structure of Immune America, Inc. and the assets and liabilities of KPT and KPD are recorded at historical cost.

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

         King Power Tax Free Company Limited is a Thailand-based corporation engaged in selling various souvenirs and consumer products in the international and domestic terminals of the various airports located within Thailand to the general public. KPT holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of this specific nature. For the tax-free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise.

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

       Merchandise Inventory Valuation
              Merchandise inventory is stated at the lower of cost or market. Costs are determined on a weighted average basis.

                                                                    (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Foreign Currency Translation and Transactions
              The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rate in effect at period end. Contributed capital accounts are translated using the historical rate of exchange when capital injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.
              The exchange rates as of June 30, 1997 and 1998 are $1= Baht 25.79 and Baht 42.313, respectively. The average rate of exchange for the six months ended June 30, 1997 and 1998 was $1= Baht 25.90 and Baht 40.413, respectively. The average rate of exchange for the three months ended March 31,1997 and 1998 was $1= Baht 25.91 and Baht 45.482, respectively.

       Property, Plant and Equipment
              Property, plant and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows:
                                                           Estimated useful life
                                                                (in years)
        Building ..................................................  20
        Leasehold improvements ....................................   5
        Selling office equipment and fixtures .....................   5
        Vehicles ..................................................   5

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

                                                                    (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Interim financial information
               The interim financial statements for the six-months ended June 30, 1997 and 1998 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six-months ended June 30, 1997 and 1998 are not necessarily indicative of the results for the entire year.

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

       Accounts Receivable and Concentration of Credit Risk
              The Company's retail businesses are cash flow businesses. Most of sales have taken place with cash receipts or credit card receipts. Consequently, the Company usually does not provide any bad debt allowance for doubtful accounts. However, the Company does review its accounts receivable from time to time on case by case basis to determine if any bad debt allowance is necessary at each year end. The Company maintains its cash accounts in high quality financial institutions.

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

                                                                 (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   3   -      INVESTMENT IN MARKETABLE SECURITIES (TRADING)
                                                              1997        1998
                                                            -------     -------
                                                               US$         US$

At Cost...................................................   77,549      47,267
Loss on decline in market value of investment.............  (38,774)    (23,634)
                                                            --------    --------
         Net investment                                      38,775      23,633
                                                            ========    ========

         On May 23, 1995, King Power Tax Free Co., Ltd. (KPT) acquired 200,000 investment units of Bangkok Metropolitan Fund, equivalent to 0.10% of the registered fund. Bangkok Metropolitan Fund, a five-years closed-end mutual fund, was established and managed by The Mutual Fund Public Company Limited, and has a registered fund totaling Baht 2,000 million divided into 200 million investment units with par value of Baht 10 each.

         There were no additions to or dispositions of investments during the first six months of 1998. The difference in cost value of investment in US dollar was due to using different exchange rates from year to year.

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

NOTE   5   -      ADVANCE TO DIRECTORS
Advances to directors bear an interest at the rate of 10% per annum and are due on demand.

NOTE 6 - MERCHANDISE INVENTORIES Merchandise inventories are summarized as follows:
                                                          1997             1998
                                                           US$              US$

Merchandise............................................ 22,887,726    12,421,293
Less : Provision for damaged stock.....................     -             -
                                                        ----------    ----------
                                                        22,887,726    12,421,293
                                                        ==========    ==========

                                   (UNAUDITED)


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   7   -      RELATED PARTY TRANSACTIONS

                                                                                  1997               1998
                                                                                  ----               ----

                                                                                   US$                US$
Trade accounts receivable - related companies
     King Power International Co., Ltd. (World Trade Center)    .................   -               856,393
     Downtown D.F.S. (Thailand) Co., Ltd......................................... 241,243           159,217
Management fee receivable - related companies
     Downtown D.F.S. (Thailand) Co., Ltd.........................................   -             2,177,538
     King Power International Co., Ltd. (World Trade Center)    .................   -               141,800
 Advances to related companies
     Forty Seven Co., Ltd........................................................ 632,736         3,019,023
     King Power Duty Free (CBO) Ltd..............................................   -             2,564,931
     King Power International Co., Ltd. (World Trade Center)    .................   -             2,329,312
     King Power on Board and Sale Services Co., Ltd..............................   -               424,330
     Infotel Co., Ltd............................................................ 111,477           404,840
     Top China Group Co., Ltd....................................................   -               366,594
     Lengle (Thailand) Co., Ltd..................................................   -               183,206
     Grand Enterprise and Trading Limited Partnership............................   -                86,026
     Airport Authority of Thailand...............................................   -                47,684
     King Power Business Development Co., Ltd. ..................................   -                22,846
 Deposit with a related company
     Downtown D.F.S. (Thailand) Co., Ltd.........................................   -               849,621
Interest receivable - related companies
     Forty Seven Co., Ltd........................................................   -                79,376
     King Power Duty Free (CBO) Ltd..............................................   -                66,705
     King Power International Co., Ltd. (World Trade Center)    .................   -                59,376
     Downtown D.F.S. (Thailand) Co., Ltd.........................................   -                18,822
     Infotel Co., Ltd............................................................   -                15,862
     Top China Group Co., Ltd....................................................   -                14,072
     King Power on Board and Sale Services Co., Ltd..............................   -                 6,037
     Grand Enterprise and Trading Limited Partnership............................   -                 2,923
     Lengle (Thailand) Co., Ltd..................................................   -                 2,922
     King Power Business Development Co., Ltd. ..................................   -                   772







Trade accounts payable - related companies
     King Power International Co., Ltd. (World Trade Center)   ..................   -               300,212
     Thai Nishigawa International Co., Ltd.......................................   -               102,127
     King Power Duty Free (CBO) Ltd..............................................2,712,552           82,860
     Lengle (Thailand) Co., Ltd..................................................1,504,691              -
Trade accounts payable
     Niji (Thailand) Co., Ltd. ..................................................   -                10,723
     Thai Sky Travel and Intertrade Co., Ltd.....................................   -                 2,472
Management fee income
     King Power International Co., Ltd. (World Trade Center)    .................   -               140,844





                                   (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   7   -      RELATED PARTY TRANSACTIONS (Continued)

                                                                                  1997               1998
                                                                                  ----               ----

                                                                                   US$                US$
Interest income - related companies
     Forty Seven Co., Ltd........................................................    -                83,108
     King Power Duty Free (CBO) Ltd..............................................    -                69,841
     Downtown D.F.S. (Thailand) Co., Ltd.........................................    -                19,707
     Infotel Co., Ltd. ..........................................................    -                16,608
     Top China Group Co., Ltd....................................................    -                14,733
     King Power International Co., Ltd. (World Trade Center)    .................    -                10,792
     King Power on Board and Sale Services Co., Ltd..............................    -                 6,321
     Grand Enterprise and Trading Limited Partnership............................    -                 3,060
     Lengle (Thailand) Co., Ltd..................................................    -                 3,059
     King Power Business Development Co., Ltd. ..................................    -                   808
Sales
     King Power International Co., Ltd. (World Trade Center)    .................    -               384,774
     Lengle (Thailand) Co., Ltd..................................................    -                41,803
     Downtown D.F.S. (Thailand) Co., Ltd.........................................  240,377              -
Purchases
     Thai Nishigawa International co., Ltd.......................................  607,098           188,209
     Niji (Thailand) Co., Ltd. ..................................................    -                82,329
     King Power Duty Free (CBO) Ltd..............................................1,146,833            53,563
     Thai Sky Travel and Intertrade Co., Ltd.....................................    -                 4,429
Accrued concession fee
     Airport Authority of Thailand...............................................  855,272         2,857,210
Concession fee
     Airport Authority of Thailand...............................................4,791,631         3,865,803
Rental, service fee and other expenses under the concession agreement
     Airport Authority of Thailand...............................................  391,206           391,301


                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE   8   -      DEFERRED INCOME TAX ASSETS

         In Thailand business enterprises are subject to corporate income tax on their book profits after adjustments are made for tax purposes. Provisions for bad debts or inventory obsolescence are not deductible until the bad debt or inventory obsolescence actually takes place. The Thailand corporate income tax is levied at a flat rate of 30%. Net operating losses can be carried forward and utilized within five years. Accordingly, the income tax benefit using the average exchange rate for income statement account and the deferred income tax asset using current exchange rate for balance sheet account have been determined as follows:



                                                                    1997              1998
                                                                    ----              ----

                                                                     US$               US$
         Statement of income
              Current income tax   ..........................     (531,369)       (1,615,754)
              Deferred income tax assets

                  -  Temporary differences...................       19,670              -
                  -  Net operating loss carry-forward........    4,501,939            29,228
                                                                 ---------         ---------
                                                                 4,521,609            29,228
              Less : Valuation allowance.....................   (3,990,240)             -
              Income tax benefit.............................      531,369            29,228
                                                                 ---------         ---------
              Net income tax benefit (corporate income tax)..         -           (1,586,526)
                                                                 =========        ===========


                                                                    1997              1998
                                                                     US$               US$
         Balance sheet
      Deferred  income tax assets on January 1, ...................   -              874,465
              Adjusted exchange rate to exchange rate on June 30,..   -              101,969
                                                                      -              976,434
                                                                 ---------        ===========
              Recognition of deferred income tax assets on
                  -  Temporary difference..........................19,670              -
                  -  Net operating loss carry - forward.......  4,501,939             29,228







            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          -  Net effect of exchange rate adjusted from average
             rate to exchange rate on June 30, ..............................          19,286        (1,312)
        Utilized deferred income tax assets on
          -  Net operating loss carry - forward..............................        (533,636)     (344,543)
          -  Temporary differences...........................................              -       (194,265)
                                                                                   ----------      --------
        Deferred income tax assets on June 30,...............................         533,636       465,542
                                                                                   ----------      --------

        Net Deferred income assets on June 30 composed of
          -  Temporary differences...........................................          19,754        17,268
          -  Net operating loss carry - forward..............................       3,987,505       448,274
                                                                                   ----------       -------
                                                                                    4,007,259       465,542

        Less: Valuation allowance............................................      (4,007,259)        -
                                                                                   ----------       -------
            Total............................................................           -           465,542
                                                                                   ----------       -------

         As a result,  the  effective  income tax rate for the  subsidiaries  is different from the standard income tax rate. The following  reconciliation shows the differences between the effective and standard rates.
                                                                                       1997            1998
                                                                                       ----            ----

            Standard income tax rate........................................           (9.38%)       (30.97%)
            Recognition of temporary differences............................            0.35%          -
            Recognition of net operating loss carry-forward.................           79.46%          0.56%
            Less : Valuation allowance......................................          (70.43%)         -
            Income tax benefit..............................................            9.38%          0.56%
                                                                                   ----------         -------
            Effective income tax rate.......................................             -           (30.41%)
                                                                                   ==========         =======



         In 1997, KPD anticipated that the effective income tax rate at the end of the year 1997 would be zero, therefore, no provision for corporate income tax was made in the first six months of financial year 1997. As a result, the standard income tax rate for 1997 was reduced from 30% to 9.38%.












                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The types of temporary  differences between the tax bases of assets and liabilities and their financial  reporting  amounts that give rise to or decline in the net deferred tax assets and liabilities and their approximate tax effects are as follows:
                                                                                     1997            1998
                                                                                      US$            US$
         Temporary differences on January 1, on
           - Provision on damaged stock ....................................            -           223,124
           - Provision for devaluation of investment........................            -            41,042
         Deferred income tax asset - temporary differences..................            -           264,166
         Adjusted exchange rate to exchange rate on June 30,
           - Provision on damaged stock.....................................            -           (44,456)
           - Provision for devaluation of investment........................            -            (8,177)
         Recognition of temporary difference on
           - Provision for devaluation of investment........................           19,754         -
         Utilized of temporary difference on
           - Provision on damaged stock.....................................            -          (178,668)
           - Provision for devaluation of investment........................            -           (15,597)
         Net temporary difference on June 30, on
           - Provision on damaged stock.....................................            -             -
           - Provision on devaluation of investment.........................           19,754        17,268
         Deferred income tax asset - temporary differences..................           19,754        17,268
                                                                                       ======        ======






         The net operating losses carry-forward amounts give rise to or decline in the deferred income tax assets and their approximate effects are as follows:



                                                                    (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         As at June 30, 1997           Taxable                                       Taxable loss
         -------------------
                                       loss/(profit)            Loss used            available for future use
                                                        ------------------------
           Year      Subsidiaries        incurred          1996            1997          at June 30, 1997
           ----      ------------      -------------       ----            ----      --------------------

                                            US$             US$             US$                 US$
         1992           KPT                  7,276         (7,276)          -                    -
         1993           KPT              6,998,771     (2,568,380)        (979,613)          3,450,778
         1994           KPT              7,205,796          -               -                7,205,796
         1995           KPT              2,635,110          -               -                2,635,110
         1996           KPT             (2,575,656)         -               -                    -
                        KPD                799,172          -             (799,172)              -
         1997           KPT               (979,613)         -               -                    -
                        KPD             (4,776,059)         -               -                    -
                                                       ----------     ------------          ----------
                                                       (2,575,656)      (1,778,785)         13,291,684
                                                       ==========     ============          ==========
         Deferred income tax asset
              -  usage of operating loss carry-forward                    (533,636)
                                                                      =============
              -  net operating loss carry-forward                                            3,987,505
                                                                                            ==========

         As at June 30, 1998        Taxable                                                     Taxable loss
         -------------------
                                    loss/(profit)               Loss used                       available for future
                                                        ------------------------
           Year    Subsidiaries       incurred        1996            1997            1998      use at June 30, 1998
           ----    ------------     -------------     ----            ----            ----      --------------------
                                         US$           US$             US$             US$               US$
         1992        KPT                  4,435         (4,435)         -              -                  -
         1993        KPT              4,265,788     (1,565,441)    (2,700,347)         -                  -
         1994        KPT              4,391,971          -         (4,310,722)        (81,249)            -
         1995        KPT              1,606,114          -              -            (111,868)       1,494,246
         1996        KPT             (1,569,876)         -              -              -                 -
                     KPD                487,100          -              -            (487,100)           -
         1997        KPT             (7,011,069)         -              -              -                 -
                     KPD                375,208          -              -            (375,208)           -
                     KPG - Thai          93,053          -              -             (93,053)           -
         1998        KPT               (193,117)         -              -              -                 -
                     KPD             (4,197,387)         -              -              -                 -
                     KPG - Thai        (105,948)         -              -              -                 -
                                                   ------------   ------------    ------------      ------
                                                    (1,569,876)    (7,011,069)     (1,148,478)       1,494,246
                                                    ===========    ===========     ===========       =========
         Deferred income tax asset
              -  usage of operating loss carry - forward                             (344,543)
                                                                                      ========
              -  net operating loss carry-forward                                                      448,274
                                                                                                       =======


                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         No valuation  allowance  has been  provided at June  30, 1998   as  the
Company has determined that it is more likely than not to realize these deferred income tax assets.

         The difference in net operating loss carry-forward amount in US dollars from 1997 to 1998 was due to using different exchange rates from year to year.



NOTE   9    -     INVESTMENTS IN OTHER COMPANIES
                                                                         1997
                                                ----------------------------------------------------------
                                                           Provision for devaluation      Net investments
                                                Cost             of investment          in other companies
                                               -------     -------------------------    ------------------

                                                 US$                  US$                       US$
International Tourism Promotion
  Co., Ltd. ..............................     232,648              23,657                     208,991
Top Trade Overseas Promotion
  Co., Ltd. ..............................      38,775               2,641                      36,134
Global Capital Group Co., Ltd.............       3,877                 774                       3,103
                                               -------             -------                     -------
        Total.............................     275,300              27,072                     248,228
                                               =======             =======                     =======

                                                                         1998
                                               -----------------------------------------------------------
                                                           Provision for devaluation      Net investments
                                                Cost             of investment          in other companies
                                               -------     -------------------------    ------------------
                                                 US$                  US$                       US$
International Tourism Promotion
    Co., Ltd. ............................     141,800              14,419                   127,381
Top Trade Overseas Promotion
   Co., Ltd. .............................      23,633              23,633                      -
Global Capital Group Co., Ltd.  ..........       2,363                 471                     1,892
                                              --------             -------                   -------
        Total.............................     167,796              38,523                   129,273
                                              ========             =======                   =======



         There were no changes related to the investment in these three entities during the first six months of 1998. The difference in cost value of investment in US dollars was due to using different exchange rates from year to year.

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

         King Power Tax Free Co., Ltd. (KPT) acquired 10,000 shares of common stock in Top Trade Overseas Promotion Co., Ltd., on October 18, 1994 an equivalent to 10% of the registered capital. Top Trade Overseas Promotion Co., Ltd. was established in Thailand on July 13, 1994, and has a registered capital totaling Baht 10 million divided into 100,000 shares of common stock with Baht 100 per share. Top Trade Overseas Promotion Co., Ltd. suffered a loss of Baht 68,125 in 1994. The amount of loss was determined to be equal to the decline in the net realizable value of the investment and has been reflected in the statement of income for the year ended December 31, 1994. As for the year ended December 31, 1995 and 1996, no additional provision for devaluation of investment was made, as there was no 1995 and 1996 financial statements available. A reserve was established in 1997 to cover the full amount of this investment.

         King Power Tax Free Co., Ltd. (KPT) acquired 10,000 shares of common stock in Global Capital Group Co., Ltd., on July 20, 1995 an equivalent to 1% of the registered capital. Global Capital Group Co., Ltd. was established in Thailand on June 14, 1994, and has a registered capital totaling Baht 10 million divided into 1,000,000 shares of common stock with Baht 10 per share. Global Capital Group Co., Ltd. suffered a loss of Baht 19,955 in 1995. The amount of loss was determined to be equal to the decline in the net realizable value of the investment and has been reflected in the statement of Income for the year ended December 31, 1995. In 1996, 1997 and 1998, no additional provision for devaluation of investment was made, as there were no 1996, 1997 and 1998 financial statements available.

                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   10   -     PROPERTY, PLANT AND EQUIPMENT - NET

                                                    1997              1998
                                                    ----              ----
                                                    US$               US$

Land .........................................     204,730           124,784
Building .....................................     200,374           122,129
Construction in process ......................       -                 -
Leasehold improvements .......................   3,441,168         3,800,492
Selling office equipment and fixtures ........   1,528,566         1,366,271
Vehicles .....................................     475,272           424,691
                                                ----------       -----------
     Total acquisition cost ..................   5,850,110         5,838,367
Less:  accumulated depreciation ..............    (880,214)       (1,369,765)
                                                ----------       -----------
     Net book value ..........................   4,969,896         4,468,602
                                                 =========       ===========

NOTE   11   -     RESTRICTED FIXED DEPOSITS

         The Company's Thailand-based subsidiaries made restricted fixed deposits with a commercial bank as guarantees for bank credit facilities for its subsidiaries and a related company (Bank overdraft, Letter of Credit, Trust receipt) and for the issuance of letter of guarantee required under an agreement with the Airport Authority of Thailand which granted King Power Tax Free Co., Ltd. an exclusive operating license and granted King Power Duty Free Co., Ltd. a non-exclusive operating license to sell merchandise and souvenirs and to rent the commercial space to carry out such activities in the International Airport of Thailand. Such fixed deposits are term deposits (ranging from 3 months to 12 months) with the bank, which bear interest at rates varying from 11% to 16% per annum.

NOTE   12   -     BANK OVERDRAFT

         The Company obtained from a commercial bank an overdraft facility of Baht 25 million which bears interest at the Bank's Minimum Overdraft Rate (MOR) plus 1% per annum and is guaranteed by a director of the Company and the pledged fixed deposit. For the six months ended June 30, 1997, the average MOR was 14.25% to 15.50% per annum and for the six months ended June 30, 1998, the average MOR was 17.25% to 21.25% per annum.

                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   13   -     BANK LOAN
                                                        1997          1998
                                                        ----          ----
                                                        US$           US$

              Trust receipt............................5,616,461     4,601,903
              Short-term loan..........................3,489,725     1,890,672
                                                       ---------     ---------
                  Total................................9,106,186     6,492,575
                                                       =========     =========

         Trust receipt incurred by King Power Duty Free Co., Ltd. (KPD) bears interest at various rates from 7.75% to 20.50% in 1997 and 12.25% to 21.25% in 1998 and is guaranteed by the aforementioned fixed deposit and guarantees from two directors of KPD and by a related company.

         King Power Tax Free Co., Ltd. (KPT) has a short-term loan with a local bank for Baht 100 million, which bears interest at the Bank's Minimum Loan Rate
(MLR) plus 1.5% per annum. The repayment schedule is ten installments of Baht 10 million, starting in November 1996. The short-term loan is guaranteed by two directors of KPT and by a related company. For the six months ended June 30, 1997 and 1998, the average MLR was 14.50% per annum and 19% per annum, respectively.

NOTE   14   -     NOTES PAYABLE

         At June 30, 1997 and 1998 King Power Tax Free Co., Ltd. (KPT) and King Power Duty Free Co., Ltd. (KPD) had issued a 30-day promissory note payable to a local commercial bank, which bears interest at rates varying from 14.50% per annum and 19% per annum, respectively.

NOTE   15   -     INSTALLMENT PURCHASE PAYABLE - NET

         Installment purchase payable incurred from the purchase of a vehicle of King Power International Group (Thailand) Co., Ltd. (KPG - Thai) and from the purchase of six vehicles of King Power Duty Free Co., Ltd. (KPD).

         For KPG - Thai repayment periods are 24 monthly installments of Baht 18,427 per payment including interest at the rate of 10.25% per annum.

                                                                    (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         For KPD repayment periods are 36 monthly installments of Baht 13,269 per payment including interest at the rate of 9% per annum for each of six vehicles, respectively.


                                                                       1997              1998
                                                                       ----              ----
                                                                       US$               US$


          Installment purchase payable.............................    111,469            51,482
          Less: Current portion of installment purchase payable        (37,338)          (32,961)
                                                                       -------           -------
          Installment purchase payable - net ......................     74,131            18,521
                                                                       =======           =======

NOTE   16   -      LONG-TERM LOAN - NET
                                                                       1997              1998
                                                                       ----              ----
                                                                        US$               US$

          Long-term loan ..........................................    384,765           231,985
          Less: Current portion of long-term loan .................     (9,806)           (6,822)
                                                                       -------           -------
          Long-term loan - net ....................................    374,959           225,163
                                                                       =======           =======



         In 1997 King Power Duty Free Co., Ltd.  (KPD) obtained a long-term loan from a local financial institution of Baht 10 million which bears an interest rate of 13.5% per annum. The repayment is made by monthly installments of Baht 129,840 per payment (including interest), that started on March 4, 1997. The long-term loan is collateralized by KPD's properties and guaranteed by a director of KPD.

NOTE   17   -     SHAREHOLDERS' EQUITY
         (a) Per the reverse acquisition agreement, the shareholders of two Thailand-based companies together received a total of 18,800,000 shares of common stock of KPG (Formerly Immune America, Inc.) which represented 94% equity interest as of the date the reverse acquisition agreement was effective. Therefore, the 18,800,000 shares were assumed to be issued and outstanding as of January 1, 1996 for the purpose of presenting comparative financial statements.
         (b) Per the reverse acquisition agreement, 752,000 shares out of the total 18,800,000 shares were put in escrow subject to certain requirements including that the Company shall have financial statements prepared in accordance with U.S. GAAP and shall have reached certain criteria of financial performance as of December 31, 1997. If, as of December 31, 1997, the Company failed to satisfy any of these conditions the 752,000 shares were to be released to a financial consultant which was also a party to the reverse acquisition agreement. During the first quarter of 1998, these shares were released from escrow and issued to the financial consultant.

                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         (c) Per the reverse acquisition agreement, the remaining equity interests were represented by 1,200,000 shares of common stock as of June 12, 1997 when the reverse acquisition was effective. These 1,200,000 shares of common stock were represented by the following components:


                                                                Additional
                                          Common Stock            Paid-in      Retained      Treasury
                                     Shares         Amount        Capital      Earnings       Stock        Total
                                  ----------------------------------------------------------------------------------

Beginning Balance at 12/31/96           275,316         275       151,186      (143,833)      (6,000)       1,628
Form S-8 issuance at 5/8/97             924,684         925        69,717                                  70,642
Reissuing of treasury stock                                                                    6,000        6,000
Net loss at 6/12/1997                                                           (78,270)                  (78,270)
                                  -------------------------------------------------------------------------------
Total shareholders' equity            1,200,000       1,200       220,903      (222,103)           0           0
                                  ===============================================================================


         (d) On August 18, 1997, the Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of US$ 8.00 per share with net proceeds of US$ 1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. 125,000 shares were placed in escrowed until May 1, 1998, subject to an additional payment by the purchasers of US$ 4.00 per share on all 250,000 shares issued or US$ 1,000,000 in the event that the earnings per share for the Company for the calendar year ended December 31, 1997 exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without the payment of additional consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United States Securities Act of 1933, as amended.

                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   18   -     COMMITMENTS AND CONTINGENT LIABILITIES

In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, King Power Tax Free Co., Ltd. and King Power Duty Free Co., Ltd. entered into various agreements with the Airport Authority of Thailand to operate at the international and domestic airports and to rent retail and office space.

Under those agreements with the Airport Authority of Thailand both KPD and KPT are required to pay concession fees, rental and service fees, property tax, and other expenses. A summary of the concession and rental fees payable for the remaining periods of these agreements are as follows:



                            King Power Tax Free Co., Ltd.                   King Power Duty Free Co., Ltd.
                      -----------------------------------------      ----------------------------------------
                                            Rental and Service                            Rental and Service
                      Concession fee        and other expense        Concession fee       and other expense
                      --------------        -------------------      --------------

Year                           (US$ in Million)                                (US$ in Million)
1998                      7.21                   0.28                     7.96                   0.40
1999                     14.99                   0.56                    16.54                   0.81
2000                     15.80                   0.56                    17.13                   0.81
2001                     16.77                   0.56                    17.73                   0.81
2002                     17.84                   0.56                      -                      -



       Lease commitments
              As of June 30, 1998, King Power International Group (Thailand) Company Limited. (KPG Thailand) has a leasing commitment under a non-cancelable operating lease agreement in excess of one year as follows:

                                                 Rental Charges  Service Fee
                                                 --------------  -----------
                                                     US$          US$
          1998.................................      57,251       74,272
          1999.................................     114,502       148,543
          2000.................................      95,418       123,786

                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Letter of bank guarantee
         As of June 30, 1998, King Power Tax Free Co., Ltd. and King Power Duty Free Co., Ltd. were contingently liable for bank guarantees totaling US$ 15.52 million issued in favor of the Excise Department and the Airport Authority of Thailand as a performance bond.

       Unused letters of credit
         As of June 30, 1998, King Power Duty Free Co., Ltd. has the unused letters of credit amounting to US$ 1.40 million.

       Installment Purchase Obligation
                                                             1997         1998
                                                             US$          US$
               1997     ................................    35,740         -
               1998     ................................    37,338       16,770
               1999     ................................    37,338       31,566
               2000     ................................     1,053        3,146
                                                           -------      -------
                    Total   ............................   111,469       51,482
                                                           =======      =======

       Long-term Loan Installment Payments
                                                            1997         1998
                                                            ----         ----
                                                             US$          US$
       1997    .........................................     5,033         -
       1998    .........................................    10,476        4,013
       1999    .........................................    11,960        7,289
       2000    .........................................    13,653        8,322
       2001    .........................................    15,586        9,500
       2002    .........................................    17,793       10,845
       Thereafter   ....................................   310,264      192,016
                                                           -------      -------
              Total ....................................   384,765      231,985
                                                           =======      =======

                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE   19   -     SEGMENT FINANCIAL INFORMATION


                                                          For the six months ended June 30, 1997
                                       ---------------------------------------------------------------------------
                                       Duty Free        Tax Free         All        Adjustments
                                         Retail          Retail         Other    and Eliminations     Consolidated
                                       -----------     ----------     ---------- ----------------     ------------

                                           US$             US$           US$            US$                US$
Segment Information
Revenue from external customers         32,250,377     23,673,888         -              -              55,924,265
Intersegment revenue                        -               -             -              -                 -
Cost of merchandise sold                14,031,917      9,663,576         -              -              23,695,493
Concession fees                          9,617,364     10,530,533         -              -              20,147,897
Gross profit                             8,601,096      3,479,779         -              -              12,080,875
Interest income                            366,055        766,463         -              -               1,132,518
Interest expenses                          215,522        227,253         -              -                 442,775
Segment net income (loss)                4,755,774        909,885      5,424,946     (5,424,946)         5,665,659
Segment total assets                    37,912,241     18,221,278      9,349,483    (11,303,870)        54,179,132
Expenditures for segment assets          3,393,151        300,147         -              -               3,693,298

                                                                                      Long - Lived
                                                                   Revenue               Assets
                                                               ------------           ------------
                                                                     US$                   US$
Geographical Information
Bangkok                                                          54,714,133              5,730,255
Northern Thailand region                                            151,000                 56,720
Southern Thailand region                                          1,059,132                 63,135
                                                               ------------            -----------
         Total                                                   55,924,265              5,850,110
                                                                 ==========              =========




                                                                    (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                          For the six months ended June 30, 1998
                                       ---------------------------------------------------------------------------
                                       Duty Free        Tax Free         All        Adjustments
                                         Retail          Retail         Other    and Eliminations     Consolidated
                                       -----------     ----------      --------- ----------------     ------------

                                           US$             US$           US$            US$                US$
Segment Information
Revenue from external customers         25,755,344     17,945,091         -              -              43,700,435
Intersegment revenue                       442,967          -             -             (442,967)           -
Cost of merchandise sold                11,418,235      6,845,843         -             (442,967)       17,821,111
Concession fees                          5,873,784      7,378,362         -              -              13,252,146
Gross profit                             8,906,292      3,720,886         -              -              12,627,178
Management fee income                      -                -            799,551        (658,707)          140,844
Interest income                            654,235        281,967         49,069         (65,893)          919,378
Interest expenses                          444,364        243,469         56,576         (65,334)          679,075
Segment net income (loss)                3,512,800        179,640      3,764,462      (3,825,707)        3,631,195
Segment total assets                    29,287,059     20,100,729     16,324,411      (18,500,985)       47,211,214
Expenditures for segment assets            870,337        263,847        448,275         -               1,582,459

                                                                                      Long - Lived
                                                                   Revenue               Assets
                                                                -----------           ------------
                                                                     US$                   US$
Geographical Information
Bangkok                                                          41,998,814             5,722,970
Northern Thailand region                                            290,944                67,399
Southern Thailand region                                          1,410,677                47,998
                                                                 ----------             ---------
         Total                                                   43,700,435             5,838,367
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


(2)  Effects on the Change in Foreign Currency Exchange System


On July 2, 1997, the Thai Government announced that the Thai Baht would thereafter be converted to a "Managed Float" system for the relationship of the Baht to other international currencies. This change had an immediate impact on the Company's operations and the results of its operations. Although the Company's results thus far in 1998 have improved significantly, measured by sales in Baht, the financial results converted into US Dollars decreased 36.33% for the six months ended June 30, 1998 compared to the same period in 1997. This was attributed by the adverse change in the average exchange rate between the Baht and the US Dollar that increased from Baht 25.90 to 1 in 1997 to Baht
40.413 to 1 in 1998. Management anticipates stability in the exchange rate, which together with an increase in sales and a reduction in costs, will reflect positively in the financial reports for the remaining quarters of 1998.

The Company's subsidiaries conduct their business with selling and purchase prices based on Thai Baht, US Dollars and other currencies. Sales are made both in Thai Baht and other currencies but eventually will be converted into Thai Baht. Accordingly, the Company bears foreign currency transaction risks between the date of purchase of goods for resale and the ultimate payment of the goods in the appropriate negotiated currency.

King Power Duty Free Company,  Limited (KPD)  reported a financial  gain of Baht
142.0 million for the six months ended June 30, 1998 compare to Baht 123.2 million in 1997, or 15.18% increase. However when converting to US Dollar by using average exchange rate the financial gain is merely $3.5 million in 1998 compare to $4.8 million in 1997. The increase in Baht sales is mainly due to KPD's ability to attract more buyers via unique store decoration, capable sales force, and customized merchandise selection.

King Power Tax Free Company, Limited (KPT) has been selling goods at prices based upon the US Dollar since its inception. Further, KPT deals in predominately Thailand produced goods whereby all purchases are settled in Thai Baht. Therefore, the devaluation of the Thai Baht had minimal effect on the settlement of open trade payables of KPT. Accordingly, the devaluation had an opposite economic impact on the operations of KPT whereby the Thai Baht devaluation increased the overall profitability of this subsidiary. However, in KPT's financial results for the six months ended June 30, 1998, there is a transaction recording an unrealized loss on foreign exchange of $0.3 million. This is principally due to readjustment of an unrealized gain of a US Dollar denominated management contract with the amount of $2.17 million between KPT charging to a related company, Downtown D.F.S. (Thailand) Co., Ltd. The contract was executed on January 1, 1997 when the exchange rate for the Thai Baht to the US Dollar was 25.56 to 1. By December 31, 1997, that exchange rate had increased to 47.247 to 1, thus leaving a gain on the exchange rate of 21.687 per US Dollar. However, when converting unrealized gain on foreign exchange from Thai Baht to US Dollar, the average exchange rate of 33.8825 was used resulting in a recorded figure of $1.39 million, the figure that appears in the Company's income statement as of December 31, 1997. As of June 30, 1998, the exchange rate has strengthened to 42.313 to 1, thus leaving a loss on the readjusted exchange rate of 4.934 per US Dollar. Using the average exchange rate of 40.413 results in an unrealized loss of $0.3 million.

King Power International Group (Thailand) Company, Limited (KPG Thai) was incorporated on September 11, 1997 as a cost center for the Company and its affiliates to provide management services for, and to disburse management charges and rental expenses among the various subsidiaries and affiliates of the Company. In KPG Thai's statement of earnings for the six months ended June 30, 1998, this company reports net income of US$106,878; it has management fee income of US$799,551; administrative expenses of US$666,158; other income of US$1,232; interest expense of US$23,696; and income tax benefit of US$(4,051). All transactions were recorded in Thai Baht and were converted into US Dollars using an average exchange rate of 40.413 to 1.

The overall effect of the Thai Baht devaluation was an increase in the attractiveness of Thailand as a tourist destination. This increase in tourists had a direct impact on increasing the Company's sales in the post-devaluation time period.

Due to the economic crisis in Thailand and elsewhere in the Region that effects the currency fluctuation, to account for such impact, the Company has separately presented the following items in its statement of income for the quarter ended June 30, 1998:

             Realized gain on foreign exchange                     $0.6 million
             Realized loss on foreign exchange                     $0.7 million
             Unrealized gain on foreign exchange                   $0.7 million
             Unrealized loss on foreign exchange                   $0.3 million

The calculation of unrealized foreign exchange gain of $0.7 million and unrealized foreign exchange loss of $0.3 million is shown in charts labeled A and B, respectively.



                                     CHART A

The calculation of unrealized  gain on foreign  exchange of US$ = 688,923.57 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:

Account  payable in foreign currency as of 06/30/98
-----------------------------------------------------------------------------------------------------------------------
              Currency                          Amount                  Exchange Rate                     Total
                                                                           6/30/98
-----------------------------------------------------------------------------------------------------------------------

             Swiss Franc                             580,213.15                  28.0718                  16,287,627.50
         German Deutschmark                           32,541.70                  23.6188                     768,595.90
            French Franc                           2,413,050.88                   7.0588                  17,033,243.55
          Hong Kong Dollar                         3,395,950.76                   5.5123                  18,719,499.37
            Italian Lira                          18,708,500.00                   0.0244                     456,487.40
       British Pound Sterling                        226,746.33                  71.1488                  16,132,729.28
          Singapore Dollar                           181,977.60                  25.1415                   4,575,189.83
              US Dollar                            3,170,428.30                  42.5897                 135,027,590.17
                                                                                                         --------------
                Total                                                                                    209,000,963.02
-----------------------------------------------------------------------------------------------------------------------
 BALANCE PER GENERAL LEDGER                                                                              223,969,688.45
                                                                                                         --------------
Unrealized gain on accounts payable in foreign currency                                                   14,968,725.43

Loan from bank(Trust receipt) in foreign currency as of 06/30/98
-----------------------------------------------------------------------------------------------------------------------
                Currency                        Amount                  Exchange Rate                     Total
                                                                           6/30/98
-----------------------------------------------------------------------------------------------------------------------

           Australian Dollar                          95,820.48                  26.2646                   2,516,686.58
           German Deutschmark                        218,969.51                  23.6188                   5,171,797.06
         British Pound Sterling                      288,437.84                  71.1488                  20,522,006.19
            Hong Kong Dollar                       1,330,885.01                   5.5123                   7,336,237.44
              Italian Lira                       676,537,915.40                   0.0244                  16,507,525.14
            Singapore Dollar                         499,738.20                  25.1415                  12,564,167.96
               US Dollar                           3,010,349.58                  42.5897                 128,209,885.51
           Austrian Schilling                        298,371.78                   3.3734                   1,006,527.36
              Japanese Yen                            29,138.42                  30.3889                     885,484.53
                                                                                                         --------------
                 Total                                                                                   194,720,317.77
-----------------------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                               205,358,786.59
                                                                                                         --------------
Unrealized gain on Trust Receipt in foreign currency                                                      10,638,468.82
                                                                                                         --------------


Unrealized gain on account receivable as at 06/30/98
-----------------------------------------------------------------------------------------------------------------------
               Currency                         Amount                  Exchange Rate                     Total
                                                                           6/30/98                        Baht
-----------------------------------------------------------------------------------------------------------------------
              Swiss Franc                             37,039.66                  27.6003                   1,022,305.73
                 Total                                                                                     1,022,305.73
-----------------------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                                   751,811.47
                                                                                                           ------------
               Unrealized gain from account receivable in foreign currency                                   270,494.26
                                                                                                           ------------









Unrealized gain on Cash on hand  as at 06/30/98
-----------------------------------------------------------------------------------------------------------------------------
              Currency                          Amount                  Exchange Rate                     Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                           6/30/98                        Baht
             US Dollar                                   108,648.02              42.1879                   4,583,631.80
       British Pound Sterling                             14,140.20              70.1536                     991,985.93
         German Deutschmark                                  240.61              23.2645                       5,597.67
          Singapore Dollar                                 8,642.39              24.5239                     211,945.11
         Malaysian Ringgit                                 7,836.72              10.0068                      78,420.49
          Hong Kong Dollar                                84,099.60               5.4274                     456,442.17
            Japanese Yen                              11,477,049.70               0.298743                 3,428,688.26
        China Renminbi Yuan                                  255.70               4.9080                       1,254.98
             Korean Won                                    1,000.00               0.0304                          30.40
         Australian Dollar                                   218.14              25.5916                       5,582.55
          Taiwanese Dollar                                22,597.05               1.2170                      27,500.61
                                                                                                          -------------
               total                                                                                       9,791,079.97
-----------------------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                                 7,827,300.13
                                                                                                          -------------
Unrealized  gain on cash in hand in foreign currency                                                       1,963,779.84
Unrealized gain on accounts payable in foreign currency                                                   14,968,725.43
Unrealized gain on Trust Receipt in foreign currency                                                      10,638,468.82
Unrealized gain from account receivable in foreign currency                                                  270,494.15
Net Unrealized gain on exchange rate as at 6/30/98                                                        27,841,468.24
                                                                                                          -------------
                                                                  US$ =            688,923.57         (US$ = 40.413)








                                     CHART B

The  calculation  of  unrealized  loss on foreign  exchange of US$ = 279,111 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Account  receivable related  in foreign currency as of 06/30/98
-------------------------------------------------------------------------------------------------------------------------
              Currency                          Amount                  Exchange Rate                     Total
                                                                           6/30/98
-------------------------------------------------------------------------------------------------------------------------
              US Dollar                               2,184,000.00               42.1878                   92,138,155.20
                                                                                                           -------------
                Total                                                                                      92,138,155.20
-------------------------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                                102,757,200.00
                                                                                                          --------------
Unrealized  loss on accounts receivable in foreign currency                                               (10,619,044.80)
                                                                                                          --------------

Account  payable in foreign currency as of 06/30/98
--------------------------------------------------------------------------------------------------------------------------
              Currency                          Amount                  Exchange Rate                  Total
                                                                          6/30/98
--------------------------------------------------------------------------------------------------------------------------
          Hong Kong Dollar                            1,048,512.91               5.5123                     5,779,717.71
--------------------------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                                  5,389,447.74
                                                                                                            ------------
Unrealized loss on accounts payable in foreign currency                                                      (390,269.97)


CASH ON HAND  IN FOREIGN CURRENCY AS OF 06/30/98
---------------------------------------------------------------------------------------------------------------------------
              Currency                          Amount                  Exchange Rate                   Total
                                                                          6/30/98
---------------------------------------------------------------------------------------------------------------------------
             US Dollar                               129,322.76                  42.1879                     5,455,855.67
       British Pound Sterling                          2,120.84                  70.1536                       148,784.56
         German Deutschmark                            2,040.00                  23.2645                        47,459.58
          Singapore Dollar                             2,766.00                  24.5239                        67,833.11
         Malaysian Ringgit                             1,465.00                  10.0068                        14,659.96
          Hong Kong Dollar                            27,290.00                   5.4274                       148,113.75
            Japanese Yen                           9,213,238.00                 0.298743                     2,752,390.36
            Swiss Franc                                  250.00                  27.6003                         6,900.08
            French Franc                               4,950.00                   6.9286                        34,296.57
             Korean Won                              368,000.00                   0.0304                        11,187.20
         Netherland Guilder                               25.00                  20.6280                           515.70
        China Renminbi Yuan                           10,747.00                   4.9080                        52,746.28
         Australian Dollar                             8,053.51                  25.5916                       206,102.21
          Taiwanese Dollar                            38,900.00                   1.2170                        47,341.30
-------------------------------------------------------------------------------------------------------------------------
               Total                                                                                         8,994,186.31
---------------------------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER  6/30/98                                                                          9,264,584.40
                                                                                                             ------------
Unrealized loss from cash in hand in foreign currency                                                         (270,398.09)
Unrealized loss on accounts receivable in foreign currency                                                 (10,619,044.80)
Unrealized loss on accounts payable in foreign currency                                                       (390,269.97)
Net Unrealized exchange loss as of 6/30/98                                                                 (11,279,712.86)
                                                                                                            -------------
                                                                  US$=             (279,111.00)       (US$1 = Baht 40.413)



3)   Results of operations, comparing six months ended June 30, 1998 and 1997

KPD began retail operations in 1997 and the revenue of this subsidiary is a direct result of the increase in the number of tourists coming to Thailand as a result of the Thai Baht devaluation and its fully functional retail stores. Further growth was experienced in general merchandise sales at the KPT stores in Thailand airports, due to an increase in tourism traffic. Management anticipates that Thailand will continue to be an attractive tourist destination during future periods and will expand as a focal point for air travel throughout Asia.

Sales revenue for the six months ended June 30, 1998 was approximately $43.7 million as compared to approximately $55.9 million for 1997. This decrease is directly attributable to the devaluation of Baht that took place during the last half of 1997. The overall sales revenue in Thai Baht increased 23.16% from Baht 1,448.5 million for the six months ended June 30,1997 to Baht 1,784.0 million for the same period in 1998. However, the average exchange rate of Baht 40.413 to 1 was used to convert the 1998 figure into US Dollars, compared to the average exchange rate of 25.9 for 1997. Further, commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period.

The cost of merchandise sold for the six months ended June 30, 1998 and 1997 was approximately $17.8 million and $23.7 million, respectively. The principal factor causing this decrease is directly related to the average exchange rate that is used to compare the two periods, partially offset by the increased sales volume. In Baht, the cost of merchandise sold increased from Baht 613.7 million for the six months ended June 30, 1997 to Baht 738.1 million for the same period this year or an increase of 20.3%. This increase is due to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon fixed amounts. Due to the higher sales volume, comparing the time period ended June 30, 1997 to the time period ended June 30, 1998, the ratio of Company's concession fee to sales revenue dropped from approximately 36.03% in 1997 to approximately 30.32% in 1998. The reasons for this decrease are an increase in sales volume together with the fact that starting March 19, 1998 the Thai Customs Department removed the additional customs duty of 15% on gross sales, which it had previously imposed on KPD. KPD expects this favorable treatment to continue indefinitely. Management anticipates that the positive effect of this change in the customs duty will be realized more completely during the remainder of 1998 when the usual high season for tourists occurs and sales increase substantially.

Direct selling expenses also reflect the commencement of KPD's business and the increase in traffic at KPT's stores. These expenses were approximately $4.6 million for the six months ended June 30, 1997 and approximately $4.8 million for the same period in 1998. In terms of percentage of sales, 1997 expenses were approximately 8.27% of sales and 1998 expenses were approximately 10.94% of sales. Management has made a commitment to improve this ratio by improving the effectiveness and efficiency of the Company's sales force that should result from additional training and management supervision.

Administrative expenses for the six months ended June 30, 1998 and 1997 were approximately $2.1 million and $1.9 million, respectively. As a percentage of total sales, these expenses were approximately 4.92% and 3.38%, respectively. Administrative expenses have grown due to the increase in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net income for the six months ended June 30, 1998 was approximately $3.5 million, or $0.17 per share (basic), and approximately $5.4 million, or $0.29 per share (basic), for the six months ended June 30, 1997. The decrease is mainly caused by the effect of the Baht devaluation, as mentioned previously, and by the fact that KPG has started to pay corporate income tax because the

Company has depleted income tax loss carryforwards that sheltered income previously. Management anticipates that with a substantial increase in the number of tourists coming to Thailand, particularly as a result of the upcoming major sport event - the Asian Games to be held in Bangkok during the month of December 1998 - the Company's results during the remaining quarters of 1998 should improve dramatically.

The ratio of inventory divided by revenue for the six months ended June 30, 1998 and 1997 was approximately 28.42% and 40.93%, respectively. This significant decrease is a result of commencement of operation by the Company's new stores, including Harrods (Knightsbridge), that has begun to utilize the inventory build-up which occurred during previous periods.


(4)  Results of operations, comparing three months ended June 30, 1998 and 1997

Sales revenue for the three months ended June 30, 1998 was approximately $21.2 million as compared to approximately $28.5 million for 1997. This decrease is directly attributable to the devaluation of Baht that took place during the last half of 1997. The overall sales revenue in Thai Baht increased 15.7% from Baht
740.7 million for the three months ended June 30,1997 to Baht 856.8 million for the same period in 1998. However, the average exchange rate of Baht 40.413 to 1 was used to convert the 1998 figure into US Dollars, compared to the average exchange rate of 25.9 for 1997. Further, commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period.

The cost of merchandise sold for the three months ended June 30, 1998 and 1997 was approximately $8.9 million and $12.0 million, respectively. The principal factor causing this decrease is directly related to the average exchange rate that is used to compare the two periods, partially offset by the increased sales volume. In Baht, the cost of merchandise sold increased from Baht 313.4 million for the three months ended June 30, 1997 to Baht 363.7 million for the same period this year or an increase of 16.0%. This increase is due to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon fixed amounts. Due to the higher sales volume, comparing the time period ended June 30, 1997 to the time period for the three months ended June 30, 1998, the ratio of Company's concession fee to sales revenue dropped from approximately 36.1% in 1997 to approximately 29.9% in 1998. The reasons for this decrease are an increase in sales volume together with the fact that the additional custom duty of 15% on gross sales previously imposed on KPD was exempted by the Customs Department starting March 19, 1998 and continuing indefinitely.

Direct selling expenses were approximately $2.6 million for the three months ended June 30, 1997 and approximately $2.9 million for the same period in 1998. In terms of percentage of sales, 1997 expenses were approximately 9.1% of sales and 1998 expenses were approximately 13.7% of sales. Direct selling expenses have grown due to the increase in the Company's business even when comparing the seasonally lowest sales period of the year, the second quarter. However, because of the upcoming high or peak season that usually occurs during the third and fourth quarters of the year, management anticipates that these expenses as a percentage of sales will be improved. Furthermore, management has made a commitment to improve this ratio by improving the effectiveness and efficiency of the Company's sales force that should result from additional training and management supervision.

Administrative expenses for the three months ended June 30, 1998 and 1997 were approximately $1.2 million and $1.2 million, respectively. As a percentage of total sales, these expenses were approximately 5.69% and 4.21%, respectively. Administrative expenses have grown due to the increase in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net income for the three months ended June 30, 1998 was approximately $0.5 million, or $0.03 per share (basic), and approximately $2.2 million, or $0.11 per share (basic), for the three months ended June 30, 1997. The decrease is mainly caused by the effect of the Baht devaluation, as mentioned previously, and by the fact that the Company has begun to pay the corporate income tax. In addition, the Company has substantially expanded both the number of its personnel and the amount of retail space that it uses while second quarter sales are typically the lowest quarter in the year. Management anticipates that with a substantial increase in number of tourists coming to Thailand, particularly as a result of the upcoming major sport event - the Asian Games to be held in Bangkok during the month of December, 1998 - the Company's results during the remaining quarters of 1998 should improve dramatically.



(5)  Liquidity and Capital Resources

For the quarters ended June 30, 1998 and 1997, the Company had working capital of approximately $2.0 million and $(7.8 million), respectively. The improvement in this figure is due to the fact that its receivables in most categories have grown in parallel to the increase in sales. The Company's expanded operations and increased sales caused this increase in working capital. Recently, the economic crisis in Asia forced the Thai banks (which are the main sources of credit for the Company) to either reduce or not increase the trading credit lines which they make available to borrowers like the Company. Thus, the Company has been forced to use only internally generated funds for its expansion activities. The Company's positive cash flow for the first six months of 1998 was approximately $0.8 million as compared to $1.2 million during the same period of 1997.

The Company anticipates that the Thai Government will continue to strictly follow the conditions imposed by the International Monetary Fund in exchange for its bail-out package of US$17 billion and awaits information regarding the Thai government's announcement on August 15, 1998 of its complete package of financial reforms for Thai banks. Management hopes that these programs will soon permit the Thai banks to again increase their loans to businesses like the Company. It is especially important for the Company to have additional credit facilities during the upcoming high season so that it can increase its inventory levels and have adequate supplies of merchandise for its customers to purchase.

The Company's management is engaged in corporate restructuring process in order to ultimately enhance profitability of the Company by investing in profitable companies that operate in the same or related fields, downsizing and eventually closing down operations that do not generate satisfactory results, and incorporating new projects which have great potential into the Company or its subsidiaries. The Company is currently negotiating to acquire a 30-year concession to permit it to operate souvenir shops, food courts, and recreational facilities in the Bangkok Zoo and a 4-year concession from Thai Airways International to operate the in-flight duty-free business serving all of that airline's customers. To assist in reaching its goals, management is currently interviewing various financial advisors to facilitate such tasks and provide appropriate recommendations.

(6)  Monetary Assets and Liabilities Denominated in Thai Baht

As of June 30, 1998 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                        US DOLLARS

Cash and equivalents                                    2,909,976
                       Accounts Receivable
         Trade                                            450,015
         Related Parties                                1,015,610
         Refundable value-added-tax                     2,274,181
         Related companies                              7,642,159
         Directors                                      1,568,989

Inventories                                            12,421,293
Deferred income tax assets                                465,542
Other current assets                                    1,255,588
Restricted deposit                                      6,987,726
Other non-current assets                                5,588,323


         TYPE OF MONETARY LIABILITY

Bank overdraft                                          1,704,458
Bank loan                                               1,890,672
Notes payable                                             472,668
  Current portion of installment purchase payable          32,961
  Current portion of long-term loan                         6,822
                           Accounts Payable
         Unrelated parties                              4,960,622
         Related parties                                  485,199
                           Other accrued liabilities
         Concession fees                               10,390,621
         Other                                          2,989,834
Installment purchase payable - net                         18,521
Long-term loan - net                                      225,163






(7)  Year 2000 Issues

The Company's present computer system does not support beyond the year 2000. Due to the expansion of the business and the necessity to operate more efficiently, management has decided to change the system to fully support the integration of all systems and all subsidiaries in order to generate centralized management reports for more effective control of the business. The system is scheduled to be implemented during the second quarter of 1999. It is estimated that the cost of this new computer system will be approximately US$750,000.

(8)  New Accounting Pronouncements

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

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, that standards may have on future financial statement disclosures. However, the Company does not anticipate a material impact from this change in presentation of its consolidated financial statements upon adoption of these standards.

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

Item 1 -  Legal Proceedings
                  None

Item 2 - Changes in Securities
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matters to a Vote of Security Holders

The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders held on May 29, 1998:

                                               NO. OF SHARES
                                    --------------------------------------

ELECTION OF DIRECTORS               FOR                         AGAINST
                                    ---                         -------

Vichai Raksriaksorn                 17,226,795                  226
Viratana Suntaranond                17,226,837                  184
Antares Cheng                       17,226,837                  184
Aimon Boonkhundha                   17,226,837                  184
Benjamin B. Fattedad                17,226,837                  184
Suwan Panyapas                      17,223,837                  3,184
Dharmnoon Prachuabmoh               17,223,837                  3,184


                                               NO. OF SHARES
                                    --------------------------------------
                                    FOR                         AGAINST
                                    ---                         -------

RATIFICATION OF APPOINTMENT         17,215,898                  534
OF BDO BINDER (THAILAND) LTD.
AS THE REGISTRANT'S
INDEPENDENT AUDITORS

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
                  None

SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.



KING POWER INTERNATIONAL GROUP CO., LTD.


By:  /s/  Vichai  Raksriaksorn
     -------------------------
          Vichai Raksriaksorn, President and Chief Executive Officer


By:  /s/  Viratana   Suntaranond
     ---------------------------
          Viratana Suntaranond, Chief Financial Officer