Form 10KSB/A
period 1997-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-10-30
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A2


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

26th &27th Floors, Siam Tower, 989 Rama I Road, Patumwan, Bangkok 10330 Thailand


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

                                TABLE OF CONTENTS




Item
Number                                                                                    Page
------                                                                                    ----

Part I

    1.   Business                                                                            3

    2.   Properties                                                                          9

    3.  Legal Proceedings                                                                   10

    4.  Submission of Matters to a Vote of Security Holders                                 10

Part II

    5.  Market for the Company's Common Stock and Related Stockholder Matters               10

    6.  Management's Discussion and Analysis of Financial Condition                         11
        and Results of Operations

    7.  Index to Financial Statements                                                       19

    8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                           20

Part III

    9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                                   20

    10. Executive Compensation                                                              24


    11. Security Ownership of Certain Beneficial Owners and Management                      26

    12. Certain Relationships and Related Transactions                                      27

    13. Exhibits and Reports on Form 8-K                                                    29



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

     Thailand, like all of its neighboring countries, has been affected by the economic deterioration that has spread over the entire Asian region in 1997. The Asian economic crisis has caused the Thai Baht to depreciate over 70% versus the US Dollar from July 1, 1997 when the Baht was first allowed to freely float to the end of 1997. As a result of the financial crisis, the Thai economy declined while the Thai duty free business grew; for example, revenues from the

Company's duty free/tax free operations grew 128% from US$42 million in 1996 to US$96 million in 1997. The growth in this industry was due mainly to the increased purchasing power of the tourists and travelers coming to Thailand, coupled with the promotional campaign known as "Amazing Thailand 1998-1999", sponsored by the Tourism Authority of Thailand. Thailand saw an increase in the number of visitors passing through the airports throughout the Kingdom. In addition, the Company expanded its retail space in order to accommodate the increase in travelers, as well as complimenting the Amazing Thailand campaign by adding two new shops focusing on selling locally made specialty goods at discount prices.

     King Power International Group Co., Ltd. (the ACompany@) is the leading duty free operator in Thailand. The Company operates and manages 15 duty free and 29 tax free stores, via two concession agreements with the Airport Authority of Thailand (the "AAT"), throughout all of Thailand's major airports. At the end of 1997, the Company had approximately 38,566 square feet of retail space at the Bangkok International Airport and approximately 42,843 square feet of retail space overall, which represented growth in retail space from the end of 1996 of 174% and 179%, respectively,


Organization and Operations

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

    Concurrent with the reverse merger, the company changed its corporate name from Immune America, Inc. to King Power International Group Co., Limited. Subsequently, on September 9, 1997 J.M.T. Duty Free changed its corporate name to King Power Duty Free Company Limited and on October 10, 1997 J.M.T. Group changed its corporate name to King Power Tax Free Company Limited.

    Since the reverse merger, the Company has operated and managed both corporations to become the leading Duty Free and Tax Free retailer in Thailand with 44 stores and employing over 1,500 people throughout Thailand.

     The Company operates two divisions in its current operations: the Tax Free Division and the Duty Free Division.

Tax Free Division
-----------------

     King Power Tax Free Company Limited (the ATax Free Division@) is a Thai corporation engaged in selling various souvenirs and consumer products in the international and domestic terminals of all of the major airports located within Thailand to international and local travelers. The Tax Free Division holds the exclusive operating license granted by the Airport Authority of Thailand (the "AAT") for all shops of this specific nature.

      At the end of 1997 the Tax Free Division operated 29 stores within Thailand=s major international and domestic airports, totaling more than 21,800 square feet of retail space. There are 19 shops located within the Bangkok International Airport, where 11 of these 19 shops are located in the airside departure terminals. The landside shops are established in eight different locations in the departure and arrival halls of both terminals. The Tax Free Division sells domestically manufactured general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectioneries, free of Thailand's value-added-tax.

      There are ten shops located in the domestic terminal of Bangkok, Chiang Mai and Phuket domestic and international airports, selling indigenous general merchandise of Thailand, together with local speciality goods.

    During 1997 the Tax Free Division opened four additional shops in both airside departure terminals of Bangkok International Airport, thus providing a wider selection of tax free merchandise to the traveling public. The new shops increased the total retail space by almost 5,000 square feet and together with an expansion of 1141 square feet in two existing shops in the airside departure terminal gave the Tax Free Division more than 20,000 square feet in this airport.

      The Company is proud to be an active association in the promotional campaign known as "Amazing Thailand" for the years 1998 and 1999. Of the four new shops, two shops were opened in joint operations with the AAT, the Tourism Authority of Thailand (the "TAT"), and the Department of Industrial Promotion from the Ministry of Industry and dedicated to the "Amazing Thailand".

The Duty Free Division
----------------------

    King Power Duty Free Company Limited (the ADuty Free Division@) is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai Customs in duty free shops located in the international terminals of all of Thailand's major airports. The Duty Free Division holds the non-exclusive license from the AAT to operate all shops of this specific nature until December 2001.

     The Duty Free Division operates 15 duty free stores, with approximately 21,000 square feet of retail space, in Thailand=s International Airports in Bangkok, Chiang Mai, Phuket and Hat Yai. The Duty Free Division controls and operates 50% of the total duty free retail space currently used in these four airports. The Duty Free Division=s merchandise mix consists of top quality brands name liquor and tobacco products, luxury goods such as watches, perfumes, cosmetics, fashion accessories, gourmet food and chocolates. In Thailand all imported merchandise is subject to import duties and governmental taxes. However, the Duty Free Division=s goods are sold exclusively for departing passengers and are free of all import duties, excise taxes and the value-added-tax imposed by the Thai government.

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


King Power International Group (Thailand) Co. Ltd.
--------------------------------------------------

     King Power International Group (Thailand) Co., Ltd. is a management company which provides a variety of management services for the Company and its subsidiaries and for some privately owned companies located in Thailand.

Regulation
----------

    Duty Free operations are subject to the regulated supervision of the Customs Department of Thailand ( ACustoms@). All imported merchandise is received and stored in the Company's bonded warehouses in Thailand where they are exempt from all import duties, excise taxes and the value-added-tax of Thailand. Since the merchandise is sold without duties or taxes, it must remain within the bonded warehouses until it is requested to transfer to the respective Duty Free stores for sales.

    The Company has a total of four bonded warehouses, located in Bangkok, Chiang Mai, Phuket and Hat Yai, serving all of the Duty Free Division's shops across Thailand. Transfer of any bonded merchandise must be documented and approved by Customs before these products are transferred for sales to the traveling public at the Company's various retail stores. Customs makes regular checks on the inventory in both the bonded warehouses and shop premises. With the tightly regulated control from Customs, customers are assured that all products sold by the Company are genuine and of the highest quality.


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

     Merchandise is generally shipped directly from vendors to the Company's bonded warehouses for the Duty Free Division and delivered to the Company=s warehouses at the airport or downtown in Bangkok for the Tax Free Division. The Company's inventories are strictly controlled to comply with Custom=s regulations. Detailed records documenting the receipt, the transfers and sale of all merchandise are kept by the Company to certify the authenticity and excellence of the products sold by the Company.

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


     The Company's  computerized inventory control system allows the Company to:
(1) identify the merchandise needs at each store, (2) promptly reorder this merchandise from the vendors, and (3) comply with the Custom=s record-keeping requirements. Through the Company=s automated system, appropriate product mixes are maintained to maximize merchandise turnovers. The Company has rarely experienced problems with obsolescence because most inventories turnover frequently and slow moving products are quickly identified.


Economic Conditions and Exchange Rates
--------------------------------------

    The principal customers of the Company are the traveling public utilizing the international and domestic airports of Bangkok, Chiang Mai, Phuket and Hat Yai. The Company=s businesses closely tie up with the economic conditions of the countries where the travelers come from. The Company has strategically confronted the current economic turmoil of the Asia Pacific region with decisive actions to minimize the adverse effects on its operations.

    In 1997 the Tax Free Division was able to maintain its operational trends because most of its merchandise consists of products purchased in Thai Baht. Additionally, the Tax Free Division has always been able to sell its merchandise in U.S.dollars. Although the Thai Baht was floated there was a minimal impact on this division's operations because there was very little difference in the purchasing power of the customers.

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


Competition
-----------

    The Company foresees no competition for the Tax Free Division. During 1997 the Company has been granted the extension of the Tax Free Division's license for the exclusive right to operate and sell gifts and general merchandise at the Bangkok International Airport from the AAT for a further five year term extending from 1998 to 2003.

     The Company has developed strong relationships with the AAT over the years and as a result of this relationship and the contributions which the Company has made to increase tourism to Thailand, the Company believes that the renewal and extension of the Duty Free Division's exclusive license will be on terms favorable to the Company.

     In Thailand there are several barriers on parties wishing to enter into the duty free business. Any new entrant company must be of Thai ownership with proven Asian regional duty free experience, particularly to international passengers and Thai nationals. The new entrant company's management must be comprised of Thai nationals and it must reach a minimum turnover in duty free business. Additionally, the new entrant must possess bonded warehouse facilities located in Thailand and should already be carrying all major international brands in its portfolio of merchandise.

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




ITEM 2  PROPERTIES

The Company=s principal office is located at the 26th and 27th floors of the Siam Tower, at 989 Rama I Road, Patumwan, Bangkok 10330 Thailand. The telephone number is 011- (662) 658-0090. This office, which is leased from the Bangkok Intercontinental Hotels Co., Ltd., contains 29,353 square feet of space and is leased for three years at an annual cost of $142,992 at an average exchange rate for 1997 of 33.8825 Thai Baht to US$1. This lease expires in October 2000.

The Company operates 44 retail stores located in the international and domestic airports of Thailand located at Bangkok, Chiang Mai, Phuket and Hat Yai. All of the stores are leased from the Airport Authority of Thailand (the AAAT@) under varying lease agreements for the Company's two divisions. Under these lease agreements, the Company is subject to a monthly rental fee (exclude duty charge and other expenses)for the actual utilized space. During the 1997 fiscal year the Company paid a total of $1,196,067 to the AAT. The Company anticipates that the total sum due under these lease agreements for the 1998 fiscal year will be approximately $975,667 at the exchange rate of US$1 = 47.247 Thai Baht as of December 31, 1997.

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

All payments with regard to properties are made in Thai Baht. The Company used the average exchange rate, US$1 = 33.8825 Thai Baht to translate these expenses into US$ during 1997.


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



ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None





PART II


ITEM 5      MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the American Stock Exchange under the ticker symbol "KPG". The approximate number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was 359 at February 28, 1998. The Company believes that 624 stockholders currently own and hold the stock in street name.

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



ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)       Caution Regarding Forward-Looking Information

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words Aanticipate@, Abelieve@, Aestimate@, Aexpect@, and Aintend@ and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)       Effects of  the Change in Foreign Currency Exchange System

On July 2, 1997, the Thai Government announced that the Thai Baht would thereafter be converted to a AManaged Float@ system for the relationship of the Baht to other international currencies. This change had an immediate impact on the Company=s operations and the results of its operations.

The Company=s subsidiaries conduct their business with selling and purchase prices based on Thai Baht, US Dollars, and other currencies. Sales are made both in Thai Baht and other currencies but eventually converted into Thai Baht. Accordingly, the Company bears foreign currency transaction risks between the date of purchase of goods for resale and the ultimate payment of the goods in the appropriate negotiated currency.

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

The overall effect of the Thai Baht devaluation was an increase in the attractiveness of Thailand as a tourist destination. This increase in tourists had a direct impact on increasing the Company=s sales in the post-devaluation time period.

The Company=s financial statements and all accompanying discussions in this document are presented in US Dollars

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

The calculation of unrealized foreign exchange losses of $1.63 million and $3.31 million are shown in charts labeled A and B, respectively.

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

CALCULATION OF THE UNREALIZED LOSS ON THE THAI BAHT DEVALUATION
---------------------------------------------------------------

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

Sales revenue for 1997 was approximately $96 million as compared to approximately $42 million for 1996. This increase is directly attributable to the factors previously discussed. Additionally, as a result of the Thai Baht devaluation, KPD has changed its retail prices three times or approximately 54%, after the July 2, 1997 Baht devaluation, in order to reduce the unrealized loss of merchandising costs. Further, commencing in the last half of 1997, the Thai Government began the AAmazing Thailand@ marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will directly impact the Company=s operations in a positive manner during and subsequent to this time period.

Cost of sales for the years ended December 31, 1997 and 1996 were approximately $38.5 million and $14.5 million, respectively. The factors for this increase relate to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT=s concession agreement to maintain its locations within the Thai airports requires payments based upon a fixed amount. In the time period from the year ended December 31, 1996 to the year ended December 31, 1997, the Company=s concession fee as a percentage to sales revenue dropped from approximately 47.84% in 1996 to approximately 35.77% in 1997.

Direct selling expenses, excluding depreciation and others, also reflect the commencement of KPD=s business and the increase in traffic at KPT=s stores. These expenses were approximately $4.8 million for 1996 and approximately $8.7 million in 1997. In terms of percentage of sales, 1996 expenses were approximately 11.5% of sales and 1997 expenses were approximately 9.1% of sales. The improvement of these expenses as a percentage of sales is attributable to the effectiveness and efficiency of the Company=s sales force through improvements in training and management supervision.

Administrative expenses for the years ended December 31, 1997 and 1996 were approximately $3.8 million and $0.9 million, respectively. As a percentage of total sales, these expenses were approximately 4.0% and 2.2%, respectively. Administrative expenses have grown due to the growth in the Company=s business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company=s size, sales volume and operational necessity.

Net income for the year ended December 31, 1997 was approximately $7.9 million, or $0.40 per share (basic), and approximately $1.6 million, or $0.09 per share (basic), for the year ended December 31, 1996. However, included as a component of net income is the cumulative effect of both realized and unrealized gains and losses from foreign exchange causing charges to operations of approximately $4.4 million or approximately $0.22 per share (basic) for the year ended December 31, 1997.

 The ratio of inventory divided by revenue for the years ended December 31, 1997 and 1996 was approximately 13.7% and 16.1%, respectively. This reduction is due to the significant increase in sales volume during 1997 which exceeded the inventory level as projected.


(4)     Liquidity and Capital Resources

As of December 31, 1997 and 1996, the Company had negative working capital of approximately $(0.6 million) and $(7.35 million), respectively. The principal cause of this shortage was due to the extensive use of short-term bank debt to finance the increase in inventory and capital expenditures of both KPD and KPT during 1996 and 1997 with the principal use of these resources being inventory acquisition. Management anticipates improvement in this area as sales continue to grow and operations mature and stabilize. Furthermore, the Company is negotiating with its suppliers for more favorable credit terms and with its financial institutions to convert short-term debt to longer term instruments concurrent with the expansion of the Company=s operations. The Company achieved positive cash flows from operations of approximately $4.4 million during the year ended December 31, 1997 as compared to consuming approximately $(2.1 million) in operations during the year ended December 31, 1996. The Company anticipates that the current positive trend will continue and these funds will be available to allow for expanded inventory levels, as needed, and to reduce the borrowings incurred for initial expansion in prior years.

The Company has identified  specific needs for capital  expenditures  related to
(1) its existing airport stores; (2) facilitate potential acquisition of various management contracts for similar operations in Thailand and other countries within the Asian market, which remain under negotiation and discussion at this time; and (3) facilitate either acquisition of or management contracts with related parties controlling similar general merchandise and duty free operations within Thailand and other Asian countries. To fulfill these anticipated capital requirements, the Company is currently interviewing various investment banking and financial institutions to facilitate a sale of the Company=s securities or to arrange for the extension of additional credit facilities. There is no assurance that such plans can be successful or achieved at rates, in amounts, or on terms that will be favorable to the Company.

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

Cost of sales for the years ended December 31, 1996 and 1995 were approximately $14.5 million and $10.7 million, respectively. This increase is directly related to the increased volume of sales of inventory. Further, KPT's concession agreement with the AAT requires payments based upon a fixed amount and a concession fee on Terminal 2 that is significantly less than the original concession fee charged on Terminal 1. The Company's concession fee as a percentage of sales revenue dropped from 58.91% in 1995 to 47.84% in 1996.

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

(7)     Year 2000 Concerns

The Company's existing computer system does not support beyond the year 2000. Due to the expansion of business and the need to operate more efficiently, management has decided to change the computer system to fully support the integration of all systems and all subsidiaries in order to generate centralized management reports and more effectively control all aspects of the business. This system is scheduled to be implemented in the first half of 1999. The cost of this change is not expected to exceed US$750,000.

(8)     New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statements of Financial Accounting Standards ("SFASs") that may affect the Company's financial statements as follows:

In June 1997, the FASB issued SFAS No. 130,"Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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


     The Company engaged the accounting firm of BDO Binder (Thailand) Ltd. as independent accountants for the Company effective as of December 12, 1997. The engagement of BDO Binder (Thailand) Ltd. was approved by the Company's Board of Directors. During the fiscal years ended December 31, 1995 and 1996, and the interim period subsequent to December 31, 1996, there have been no consultations with BDO Binder (Thailand) Ltd. on any matters of accounting principles with respect to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.




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

Committees of the Board of Directors

The Board of Directors has two committees: the Audit Committee and Compensation Committee. The Audit Committee is composed of Vichai Raksriaksorn, Suwan Panyapas and Dharmnoon Prachuabmoh and Mr. Raksriaksorn is Chairman. The Audit Committee is responsible for recommending the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principals used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee is composed of Vichai Raksriaksorn, Viratana Suntaranond, and Antares Cheng and Mr. Raksriaksorn is Chairman. The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors concerning all forms of compensation paid to the Company's executive officers.



Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on the review of Forms 3,4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), no individuals have failed to file on a timely basis the reports required to be filed under that rule or as required by
Section 16(a) of the 1934 Act during the period from the date that the Company's Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, as amended, to December 31, 1997 except that the following individuals failed to file a Form 3 report with the Securities and Exchange Commission until March 19, 1998: Vichai Raksriaksorn, Viratana Suntaranond, Aimon Boonkhundha, Antares Cheng, Benjamin B.
Fattedad, Suwan Panyapas, and  Dharmnoon Prachuabmoh.






ITEM 10            EXECUTIVE COMPENSATION


The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation paid by the Company to its four Executive Officers for the fiscal years ended December 31, 1995, 1996 and 1997. None of the Company's other executive officers or directors received or were entitled to receive cash or non-cash compensation totaling in excess of $100,000 for any of these fiscal years.


Summary Compensation Table


                       Annual Compensation               Long Term Compensation

(a)                (b)         (c)          (d)          (e)             (f)         (g)           (h)          (i)
Name               Year       Salary       Bonus        Other         Restricted   Option/        LTIP       All Other
& Title                                                 Annual          Stock      SARs(#)       Payouts     Compensat
                                                     Compensation(5)    Awards                                  ion

Vichai             1997            -0-       -          6,800             -           -             -            -
Raksriaksorn       1996            -0-       -            -               -           -             -            -
Group Chairman     1995            -0-       -            -               -           -             -            -
& CEO



(1)

Viratana           1997            -0-       -          6,800             -           -             -            -
Suntaranond        1996            -0-       -            -               -           -             -            -
Executive          1995            -0-       -            -               -           -             -            -
Director & CFO
(2)


Antares Cheng      1997            -0-       -          6,800             -           -             -            -
Group              1996            -0-       -            -               -           -             -            -
Managing           1995            -0-       -            -               -           -             -            -
Director
(3)

Aimon              1997            -0-       -          6,800             -           -             -            -
Boonkhundha        1996            -0-       -            -               -           -             -            -
Deputy Group       1995            -0-       -            -               -           -             -            -
Managing
Director(4)


       (1) The Company had planned to pay Mr. Raksriaksorn a salary of $220,000 in both 1995 and 1996 and a salary of $480,000 in 1997. In fact he was not paid any salary or other compensation in any of these years.

       (2) The Company had planned to pay Mr. Suntaranond a salary of $120,000 in both 1995 and 1996 and a salary of $250,000 in 1997. In fact he was not paid any salary or other compensation in any of these years.

       (3) The Company had planned to pay Mr. Cheng a salary of $100,000 in both 1995 and 1996 and a salary of $200,000 in 1997. In fact he was not paid any salary or other compensation in any of these years.

       (4) The Company had planned to pay Ms. Boonkhundha a salary of $140,000 in 1997. In fact she did not receive any salary or other compensation in any of these years.

       (5) All sums in this column represent director's fees paid in cash.

       In the Company's annual report to the SEC on Form 10-KSB, the planned amounts were reported as paid. This was in error. The Company's Board of Directors requested and these four Executive Officers agreed to waive cash salaries for the years in question after reviewing the financial results that the Company actually achieved in those fiscal years.

        The Company currently has no employment contracts with any of its executive officers or directors.


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


Thai Nishigawa International Co., Ltd.

Mr. Vichai Raksriaksorn and Ms. Aimon Boonkhundha are Director and Managing Director, respectively, and owners of this company, which sells local and imported merchandise of various categories, such as costume jewelry and leather goods, to King Power Tax Free Co., Ltd.


Lengle (Thailand) Co., Ltd.

Mr. Vichai Raksriaksorn is the Chairman and Mr. Suwan Panyapas is a Director of this company.
Along with Mr. Viratana Suntaranond, Mr. Antares Cheng and Ms. Aimon Boonkhundha, they are stockholders of this company which acts as a Central Buying Office of local merchandise which is sold to King Power Tax Free Co., Ltd.


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

Messrs. Viratana Suntaranond and Dharmnoon Prachuabmoh are Directors, Mr. Vichai Raksriaksorn is the Managing Director, and all are shareholders of this company.

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


King Power International Co., Ltd.

Messrs. Vichai Raksriaksorn and Viratana Suntaranond and Ms. Aimon Boonkhundha are Directors, Mr. Vichai Raksriaksorn is the Chairman, and all are shareholders of this company. This company is engaged in selling duty free merchandise to international travelers in a store located in downtown Bangkok.


Downtown D.F.S. (Thailand) Co., Ltd.

Messrs. Vichai Raksriaksorn, Antares Cheng and Suwan Panyapas are shareholders of this company. This company's Directors include Messrs. Raksriaksorn and Cheng and Ms. Aimon Boonkhundha. Mr. Vichai Raksriaksorn is the Managing Director and Mr. Antares Cheng is the Deputy Managing Director. This company is engaged in selling general merchandise to the general public.


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

PART IV





ITEM 13           EXHIBITS  AND  REPORTS  ON  FORM 8-K

Documents filed as a part of  this report


(A) Exhibits filed with this report:

          Number 23.1    Consent of BDO Binder (Thailand)Ltd.



(B)     Reports on Form 8-K

           The Company filed the following reports with the SEC on Form 8-K:

          (a) August 18, 1997, reporting the completion of the sale of 250,000 shares of common stock in a private placement.

          (b) December 12, 1997, reporting a change in Company's independent accountants, with BDO Binder (Thailand) Ltd. replacing Cheshier and Fuller, LLP.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report (Form 10-KSB/A2) to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of October, 1998.


                           KING POWER INTERNATIONAL GROUP CO., LTD.

                                  By: /s/ Vichai Raksriaksorn
                                          Vichai Raksriaksorn
                         Group Chairman, Chief Executive Officer and Director


                                By: /s/ Viratana Suntaranond
                                 Viratana Suntaranond, Group Executive Director,
                               Chief Financial Officer, Secretary, Director and
                                Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 Signature                            Title                          Date



/s/ Vichai Raksriaksorn
Vichai Raksriaksorn        Group Chairman, Chief Executive      October 24 ,1998
                                  Officer and Director



_/s/ Viratana Suntaranond
Viratana Suntaranond       Group Executive Director, Chief      October 24 ,1998
                       Financial Officer, Secretary and Director

------------------
Antares Cheng                 Group Managing Director           October   , 1998
                                                                    and Director



 /s/ Aimon  Boonkhundha_
Aimon Boonkhundha               Deputy Group Managing           October 24, 1998
                                Director and Director

------------------------
Dharmnoon Prachuabmoh                Director                   October    ,1998


/s/ Suwan Panyapas
Suwan Panyapas                       Director                   October 24, 1998



---------------------
Benjamin B. Fattedad        Group Director of Operations        October    ,1998
                             and Director