Form 10-Q
period 1998-09-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-11-16
CIK 787690

FORM 10-Q
                For the quarterly period ended September 30, 1998

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
       SECURITIES EXCHANGE ACT 0F 1934

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to ______

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


 26th-27th Floor, Siam Tower, 989 Rama 1 Road, Patumwan, Bangkok 10330 Thailand
                    (Address of principal executive offices)


                               011 (662) 658-0090
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 1, 1998: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

               Form 10-Q for the Quarter ended September 30, 1998

                                Table of Contents


                                                                            Page
Part I -  Financial Information
         Item 1 Financial statements                                         3
         Item 2 Management's Discussion and Analysis or Plan of Operation    32

Part II - Other Information
         Item 1 Legal Proceeding                                             43
         Item 2 Changes in Securities                                        43
         Item 3 Defaults Upon Senior Securities                              43
         Item 4 Submission of Matters to a Vote of Securities Holders        43
         Item 5 Other Information                                            43
         Item 6 Exhibits and Reports on Form 8-K                             43

                         KING POWER INTERNATIONAL GROUP
                           CO., LTD. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1998




                                                                     (UNAUDITED)


           KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                  September 30,
                                                            -----------------------
                                                  Note       1997  (restated) 1998
                                                  ----       ----             ----
                                                             US$               US$

          ASSETS
Current Assets
  Cash and cash equivalents                                 1,220,448         1,444,674
  Trade accounts receivable                                   663,755           509,290
  Trade accounts receivable - related companies    7          212,176         1,472,707
  Management fee receivable - related companies    7                -         2,498,514
  Refundable value added tax                       4        1,403,977         2,919,286
  Advance to related companies                     7        3,436,957        12,855,024
  Advance to directors                             5        4,060,190         1,073,837
  Merchandise inventories - net                    6       20,410,291        13,578,064
  Deferred income tax assets                       8                -           835,702
  Interest receivable - related companies          7                -           555,482
  Interest receivable                                         171,789           173,837
  Other current assets                                      1,109,984           819,762
                                                           ----------        ----------
                                                           32,689,567        38,736,179

Investments in other companies                     9          175,281           139,155
Investment in marketable securities (trading)      3           27,380            25,440
Property, plant and equipment - net                10       3,471,547         4,782,713
Restricted fixed deposits                          11       8,319,314         1,196,958
Other long-term asets                                         909,802           126,953
                                                           ----------        ----------
                                                           45,592,891        45,007,398
                                                           ==========        ==========





    The accompanying notes are an integral part of the financial statements.




                                                                     (UNAUDITED)


           KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS (Continued)


                                                                  September 30,
                                                            -----------------------
                                                  Note       1997  (restated) 1998
                                                  ----       ----             ----
                                                             US$              US$

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank overdraft                                   12       1,081,426        1,316,550
  Bank loan                                        13       6,181,146        2,656,389
  Notes payable                                    14       3,188,256                -
  Current portion of installment purchase payable  15          29,663           33,186
  Current portion of long-term loan                16           7,158        1,408,236
  Trade accounts payable - related companies        7         470,637        1,800,640
  Trade accounts payable                            7      22,250,634        8,613,228
  Advance from related companies                    7       1,310,407          101,574
  Leasehold improvements payable                              300,137                -
  Accrued concession fee                            7       1,565,910        9,027,244
  Other current liabilities                                 1,199,603        3,226,197
                                                           ----------       ----------
       Total current liabilities                           37,584,977       28,183,244
Installment purchase payable - net                 15          41,633           14,404
Long-term loans - net                              16         263,352        1,334,437
                                                           ----------       ----------
                                                           37,889,962       29,532,085

Minority interest                                   1         279,699          443,830

Commitments and contigencies                       18

Shareholders' Equity                               17
  Common stock-$0.001 par value, 1000,000,000 shares authorized
    20,250,000 shares issued and outstanding at September 30,
    1997 and 1998                                              20,250            20,250
  Additional paid in capital                               20,848,145        20,848,145
  Deficit                                                 (12,568,528)       (4,074,318)
  Accumulated other comprehensive income                     (876,637)       (1,762,594)
                                                           ----------       -----------
      Total shareholders' equity                            7,423,230        15,031,483

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               45,592,891        45,007,398



    The accompanying notes are an integral part of the financial statements.

                                                                     (UNAUDITED)



            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                            Nine months ended September 30,
                                                            -------------------------------
                                                   Note       1997  (restated  1998
                                                   ----       ----             ----
                                                              US$              US$


Net income attributed to common shares                        2,996,069        3,555,443
Other comprehensive income, before tax:
  Foreign currency translation adjustments                   (1,387,125)       1,711,746
Income tax expense related toitems of other
   comprehensive income                                               -                -
                                                          -------------    -------------
Other comprehensive income, net of tax                       (1,387,125)       1,711,746
                                                          -------------    -------------
Comprehensive income                                          1,608,944        5,267,189
                                                          =============    =============











    The accompanying notes are an integral part of the financial statements.



                                                                     (UNAUDITED)
           KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                                                                                             Accumu-
                                                                                                               lated
                                                                                                              Other
                                                  Common Stock        Additional  Comprehensive  Retained     Compre-
                                               -------------------     Paid in                                 hensive
                                     Note       Shares      Amount     Capital      Income       Earnings     Income       Total
                                    -------    ----------   ------    ----------   ----------   -----------   ---------  ----------
                                                             US$         US$          US$           US$          US$        US$


Balance, January 1, 1997            17(a)(b)   18,800,000   18,800    18,962,595            -   (15,564,597)    510,488   3,927,286
Recapitalization at June 12, 1997   17(c)       1,200,000    1,200        (1,200)           -             -           -           -
Regulation S issuance at
  August 18, 1997                   17(d)         250,000      250     1,886,750            -             -           -   1,887,000
Net Income                                              -        -             -    2,996,069     2,996,069           -   2,996,069
Other Comprehensive income,
  net of tax Foreign currency
  translation adjustment                                -        -             -   (1,387,125)            -  (1,387,125) (1,387,125)
                                                                                   -----------
Comprehensive Income                                                                1,608,944
                                               ----------   ------    ----------   ===========   ----------   ---------  ----------
Balance, September 30, 1997                    20,250,000   20,250    20,848,145                (12,568,528)   (876,637)  7,423,230
                                               ==========   ======    ==========                 ==========   =========  ==========
Balance January 1, 1998                        20,250,000   20,250    20,848,145            -    (7,629,761) (3,474,340)  9,764,294
Net Income                                              -        -             -    3,555,443     3,555,443           -   3,555,443
Other Comprehensive income, net of
 tax Foreign currency translation
 adjustment                                             -        -             -    1,711,746             -   1,711,746   1,711,746
                                                                                   ----------
Comprehensive Income                                    -        -             -    5,267,189
                                               ----------   ------    ----------   ==========    ----------   ---------  ----------
Balance, September 30, 1998                    20,250,000   20,250    20,848,145                (4,074,318)  (1,762,594) 15,031,483




    The accompanying notes are an integral part of the financial statements.

                                                                     (UNAUDITED)



            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                              Nine months ended September 30,
                                                           ------------------------------------
                                                  Note            1997  (restated)  1998
                                                  ----            ----              ----
                                                                  US$               US$


Cash flows from operating activities:

  Net income                                                      2,996,069         3,555,443
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities
    Depreciation                                                    552,723           725,987
    Unrealized loss on foreign exchange from Baht devaluation     1,509,940                 -
    Unrealized loss on foreign exchange                           1,294,434            16,718
    Unrealized gain on foreign exchange                                   -          (312,772)
    Deferred income tax assets                                            -            38,763
    Minority interest-income statement impact                        34,904           229,660
    Decrease (increase) in operting asets:
      Trade accounts receivable-related companies                  (212,176)         (870,592)
      Trade accounts receivable                                    (590,420)          (73,333)
      Refundable valued added tax                                  (481,358)       (1,955,758)
      Advance for office and shop improvement                       512,888                 -
      Advance to related companies                               (3,362,796)      (10,539,078)
      Advance to directors                                       (2,184,026)          248,945
      Inventories                                               (13,657,576)         (437,708)
      Management fee receivable-related companies                         -          (323,621)
      Interest receivable-related companies                               -          (453,671)
      Interest receivable                                          (171,789)          420,977
      Other current assets                                         (404,491)         (358,997)
    Increase (decrease) in operating liabilities:
      Trade accounts payable-related companies                     (940,058)        1,209,782
      Trade accounts payable                                      9,805,485        (2,093,148)
      Advance from related companies                                625,395           101,574
      Leasehold improvements payable                               (157,415)                -
      Accrued concession fee                                      1,565,910         2,811,174
      Other current liabilities                                     640,041         2,278,121
    Minority interest-balance sheet impact                         (107,169)           43,458
                                                               ------------      ------------
        Net cash provided (used) by operating activities....     (2,731,485)       (5,738,076)
                                                               ------------      ------------





    The accompanying notes are an integral part of the financial statements.



                                                                     (UNAUDITED)

           KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                      Nine months ended September 30,
                                                                    ------------------------------------
                                                                Note         1997   (restated)   1998
                                                                ----         ----                 ----
                                                                             US$                  US$

Cash flows from investing activities:
  Reduction in investment in other companies                                   74,594              (23,382)
  Reduction in investment in marketable securities                             11,652               (4,275)
  Purchase of fixed assets                                                 (2,273,335)          (2,106,248)
  Addition to long-term assets                                               (811,562)             648,717
                                                                         ------------         ------------
         Net cash provided (used) by investing activities                  (2,998,651)          (1,485,188)
                                                                         ------------         ------------

Cash flows fromfinancing activities:
  Proceeds (repayment) in bank overdraft                                      143,622              357,915
  Proceeds (repayment) from bank loan                                       2,277,945            (2,110,806)
  Proceeds (repayment) from notes payable                                   1,438,493              (423,307)
  Proceeds (repayment) from installment purchase payable                      (47,202)                  120
  Proceeds (repayment) from long-term loan                                    270,510             2,534,008
  Net proceeds from Regulation S issuance                        7(d)       1,887,000                     -
Translation adjustment                                                     (1,387,125)            1,711,746
                                                                         ------------          ------------
        Net cash provided (used) by financing activities                    4,583,243             2,069,676
                                                                         ------------          ------------

Effect of exchange rate changes on cash                                             -                12,660
Decrease (Increase) in restricted fixed deposits                            1,228,138             5,268,722
                                                                         ------------          ------------
Net increase in cash and cash equivalents                                      81,245               127,794
Cash and cash equivalents-beginning of period                               1,139,203             1,316,880
                                                                         ------------          ------------
Cash and cash equivalents-end of period                                     1,220,448             1,444,674
                                                                         ============          ============

Supplemental cash flow information
  Cash paid during the period:
    Interest paid                                                             766,953             1,321,757
    Income tax paid                                                                 -                     -
  Non-cash transaction:
    Common stock                                                                1,200                     -
    Additional paid-in capital                                                 -1,200                     -



    The accompanying notes are an integral part of the financial statements.


                                                                     (UNAUDITED)


           KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Nine months ended September 30,     Three months ended September 30,
                                                           -------------------------------     --------------------------------
                                                    Note        1997  (restated) 1998              1997   (restated) 1998
                                                    ----        ----             ----              ----              ----
                                                                US$              US$               US$               US$


Sales revenue                                                  66,637,398       62,343,321        10,713,133         18,642,886

Cost of sales:
  Cost of merchandise sold                           7         26,967,490       26,267,041         3,271,997          8,445,930
  Concession fee                                     7         24,186,095       18,491,707         4,038,198          5,239,561
                                                           --------------   --------------    --------------     --------------
    Total cost of sales                                        51,153,585       44,758,748         7,310,195         13,685,491
                                                           --------------   --------------    --------------     --------------
Gross Profit                                                   15,483,813       17,584,573         3,402,938          4,957,395

Operating expenses:
  Selling expenses
    Sales salaries and welfare                                  4,823,211       5,456,670          1,176,198          1,736,330
    Rental and service fee and other expenses under
       the concession agreement                      7          1,229,201       1,697,312            248,467            635,088
    Depreciation                                                  552,723         725,987             90,467            209,678
    Others                                                        924,918         915,162            (54,131)           243,031
                                                           --------------  --------------     --------------     --------------
    Subtotal                                                    7,530,053       8,795,131          1,461,721          2,824,127
   Administrative expenses                                      2,244,562       3,436,357            352,815          1,287,759
                                                           --------------  --------------     --------------     --------------
     Total operating expenses                                   9,774,615      12,231,488          1,814,536          4,111,886
                                                           --------------  --------------     --------------     --------------

Income from operations                                          5,709,198       5,353,085          1,588,402            845,509

Other Income:
  Interest income-related company                    7                  -         485,119                  -            257,082
  Interest income                                               1,018,562         501,179           (113,956)          (190,162)
  Realized gain on foreign exchange                               567,406         632,234           (106,970)            42,579
  Unrealized gain on foreign exchange                                   -         312,772                  -           (376,151)
  Management fee income                              7                  -         221,592                  -             80,748
  Other income                                                    247,961          96,714             67,217             34,713
                                                           --------------  --------------     --------------     --------------
    Total other revenues                                        1,833,929       2,249,610           (153,709)          (151,191)
                                                           --------------  --------------     --------------     --------------
  Other expenses:
    Interest expenses                                             754,260       1,097,416            311,485            418,341
    Realized loss on foreign exchange                             953,520         993,793            953,520            261,323
    Unrealized loss on foreign exchange
      from Baht devaluation                                     1,509,940               -          1,509,940                  -
    Unrealized loss on foreign exchange                         1,294,434          16,718                  -           (262,393)
                                                           --------------  --------------     --------------     --------------
      Total other expenses                                      4,512,134       2,107,927          2,774,945            417,271
                                                           --------------  --------------     --------------     --------------

  Net income before income tax                                  3,030,973       5,494,768         (1,340,252)           277,047
  Income tax                                         8                  -      (1,709,665)                 -           (123,139)
                                                           --------------  --------------     --------------     --------------
  Net income before minority interest                           3,030,973       3,785,103         (2,634,686)           153,908
  Minority interest                                               (34,904)       (229,660)          (125,128)           (52,082)
                                                           --------------  --------------     --------------     --------------
  Net income attributed to common shares                        2,996,069       3,555,443         (2,428,877)           101,826
                                                           ==============  ==============     ==============     ==============

  Weighted average number of common
       shares outstanding                                      19,620,290      20,250,000         19,620,290         20,250,000
  Basic earnings per share                                           0.15            0.18              (0.12)              0.01





The accompanying notes are an integral part of the financial statements.

                                                                     (UNAUDITED)


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION

         King Power International Group Co., Ltd. (formerly Immune America, Inc.) (the Company) was incorporated under the laws of the State of Nevada on July 30, 1985 in pursuance of the research and development of nutritional products to treat malfunctions of body caused by immune deficiencies. The Company began having financial difficulties in early 1988, and subsequently ceased operations and liquidated its assets in the second quarter of that year. Since then through June 12, 1997, the management had kept the Company inactive. The inactive Company was regarded as a development stage company.

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

         KPT and KPD are the operating entities for financial reporting purposes, and financial statements prior to June 12, 1997 represent KPT and KPD's financial position and results of operations. The assets, liabilities and results of operations of both KPT and KPD are included as of June 12, 1997. Although KPT and KPD are deemed to be the acquiring corporations for financial accounting and reporting purposes, the legal status of the Company as the surviving corporation does not change.

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

         On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited ("KPG Thai"), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997 and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per shares. KPT acquired 5,093 shares of common stock in King Power International Group (Thailand) Company Limited, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in King Power International Group (Thailand) Company Limited.

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

                                                                     (UNAUDITED)


            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Foreign Currency Translation and Transactions
         The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rate in effect at period end, except where there are forward contracts, then the latter rates will be used. Contributed capital accounts are translated using the historical rate of exchange when capital injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

         The exchange rates as of September 30, 1997 and 1998 are $1 = Thai Baht
36.523 and Baht 39.308, respectively. The average rate of exchange during 1997 and 1998 are $1 = Thai Baht 34.306 and Baht 40.697, respectively.

       Property, Plant and Equipment
         Property, plant and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows:

                                                           Estimated useful life
                                                               (in years)
                                                           ---------------------
         Building                                                  20
         Leasehold improvements                                  5, 10
         Selling office equipment and fixtures                     5
         Vehicles                                                  5

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

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Interim financial information
         The interim financial statements for the nine-months ended September 30, 1997 and 1998 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine-months ended September 30, 1997 and 1998 are not necessarily indicative of the results for the entire year.

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

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES (TRADING )

                                                            1997        1998
                                                             US$         US$

At Cost                                                     54,760      50,880
Loss on decline in market value of investment              (27,380)    (25,440)
                                                            ------      ------
         Net investment in mutual fund                      27,380      25,440
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

         There were no additions to or dispositions of investments during the first nine months of 1998. The difference in cost value of investment in US dollars was due to using different exchange rates from year to year.

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

NOTE 5 - ADVANCE TO DIRECTORS

         Advances to directors bears an interest at the rate of 10% per annum and is due on demand.

NOTE 6 - MERCHANDISE INVENTORIES

         Merchandise inventories are summarized as follows :

                                                          1997          1998
                                                          ----          ----
                                                          US$           US$

Merchandise                                            20,410,291     13,578,064
Less : Provision for damaged stock                              -              -
                                                       ----------     ----------
                                                       20,410,291     13,578,064
                                                       ==========     ==========




                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7 - RELATED PARTY TRANSACTIONS
                                                                                  1997               1998
                                                                                  ----               ----
                                                                                   US$                US$

Trade accounts receivable - related companies
     King Power International Co., Ltd. (World Trade Center)                         -             1,301,317
     Downtown D.F.S. (Thailand) Co., Ltd.                                          212,176           171,390
Management fee receivable - related companies
     Downtown D.F.S. (Thailand) Co., Ltd.                                            -             2,347,461
     King Power International Co., Ltd. (World Trade Center)                         -               151,053
Advance to related companies
     Forty Seven Co., Ltd.                                                         446,794         4,844,094
     King Power International Co., Ltd. (World Trade Center)                     2,567,690         2,300,159
     Downtown D.F.S. (Thailand) Co., Ltd.                                           52,022         1,280,201
     King Power Duty Free (CBO) Ltd.                                                 -             1,156,439
     Top China Group Co., Ltd.                                                       -             1,101,430
     Grand Enterprise and Trading Limited Partnership                                -               935,102
     Infotel Co., Ltd.                                                             334,036           484,710
     King Power on Board and Sale Services Co., Ltd.                                 -               319,948
     Lengle (Thailand) Co., Ltd.                                                     -               248,092
     King Power International Advertising Co., Ltd.                                  -               114,481
     King Power Business Development Co., Ltd.                                      9,035            68,669
     King Power Alpha on Board Sale and Services Co., Ltd.                           -                 1,699
     Thai Sky Travel and Intertrade Co., Ltd.                                       27,380             -
Interest receivable - related companies
     Forty Seven Co., Ltd.                                                           -               209,417
     King Power Duty Free (CBO) Ltd.                                                 -                93,128
     King Power International Co., Ltd. (World Trade Center)                         -                84,044
     Downtown D.F.S. (Thailand) Co., Ltd.                                            -                48,478
     Top China Group Co., Ltd.                                                       -                41,554
     Infotel Co., Ltd.                                                               -                28,755
     Grand Enterprise and Trading Limited Partnership                                -                25,172
     King Power on Board and Sale Services Co., Ltd.                                 -                15,231
     Lengle (Thailand) Co., Ltd.                                                     -                 7,225
     King Power Business Development Co., Ltd.                                      -                 1,611
     King Power International Advertising Co., Ltd.                                  -                   847
     King Power Alpha on Board Sale and Services Co., Ltd.                           -                    20
Trade accounts payable - related companies
     King Power International Co., Ltd. (World Trade Center)                         -             1,615,830
     Thai Nishigawa International co., Ltd.                                         46,539            99,732
     Niji (Thailand) Co., Ltd.                                                       5,063            47,144
     King Power Duty Free (CBO) Ltd.                                                 -                37,934
     Lengle (Thailand) Co., Ltd.                                                   419,035            -





                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

                                                                                  1997               1998
                                                                                  ----               ----
                                                                                  US$                US$

Trade accounts payable
     Thai Sky Travel and Intertrade Co., Ltd.                                        -                   356
Accrued concession fee
     Airports Authority of Thailand                                                  -             2,447,359
Advance from related companies
     King Power Duty Free (CBO) Ltd.                                                 -               101,574
     King Power International Co., Ltd. (World Trade Center)                     1,180,352             -
     Top China Group Co., Ltd.                                                      82,140             -
     Grand Enterprise and Trading Limited Partnership                               47,915             -
Management fee income
     King Power International Co., Ltd. (World Trade Center)                         -               221,592
Interest income - related companies
     Forty Seven Co., Ltd.                                                           -               202,270
     King Power Duty Free (CBO) Ltd.                                                 -                89,950
     Downtown D.F.S. (Thailand) Co., Ltd.                                            -                46,823
     Top China Group Co., Ltd.                                                       -                40,136
     King Power International Co., Ltd. (World Trade Center)                         -                29,771
     Infotel Co., Ltd.                                                               -                27,774
     Grand Enterprise and Trading Limited Partnership                                -                24,313
     King Power on Board and Sale Services Co., Ltd.                                 -                14,710
     Lengle (Thailand) Co., Ltd.                                                     -                 6,978
     King Power Business Development Co., Ltd.                                       -                 1,556
     King Power International Advertising Co., Ltd.                                  -                   818
     King Power Alpha on Board Sale and Services Co., Ltd.                           -                    20
Sales
     Downtown D.F.S. (Thailand) Co., Ltd.                                          181,477             -
     King Power International Co., Ltd. (World Trade Center)                         -               382,089
     Lengle (Thailand) Co., Ltd.                                                     -                41,511
Purchases
     Lengle (Thailand) Co., Ltd.                                                   529,429             -
     Thai Nishigawa International Co., Ltd.                                        183,331           270,092
     Niji (Thailand) Co., Ltd.                                                      44,973           166,243
     King Power Duty Free (CBO) Ltd.                                                 -                53,189
     Thai Sky Travel and Intertrade Co., Ltd.                                        -                53,134
Concession fee
     Airports Authority of Thailand                                              6,473,107         5,661,512
Rental, service fee and other expenses under the concession agreement
     Airports Authority of Thailand                                                577,864           503,113
         Advances to related companies represent advances for operating funds.
Such  advances  bear  interest  rate at the rate of 10% per annum and are due on demand.



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


                                                                                 1997                1998
                                                                                 ----                ----
                                                                                  US$                 US$

         Statement of income
              Current income tax                                               (1,054,291)        (1,738,689)
              Deferred income tax assets
                  -  Temporary differences                                        14,851               -
                  -  Net operating loss carry-forward                          3,398,829              29,024
                                                                               ---------          ----------
                                                                               3,413,680              29,024
              Less : Valuation allowance                                      (2,359,389)              -
              Income tax benefit                                               1,054,291              29,024
                                                                               ---------          ----------
              Net income tax benefit (corporate income tax)                        -              (1,709,665)
                                                                               =========          ==========

         Balance sheet
              Deferred income tax assets on January 1,                             -                 874,465
              Adjusted exchange rate to exchange rate on September 30,             -                 176,615
                                                                                   -               1,051,080
                                                                               ---------          ----------
              Recognition of deferred income tax assets on
                  -  Temporary difference                                         14,851               -
                  -  Net operating loss carry - forward                        3,398,829             292,310
                  -  Net effect of exchange rate adjusted from average
                        rate to exchange rate on September 30,                  (207,216)             10,330
              Utilised deferred income tax assets on
                  -  Net operating loss carry - forward                         (990,294)           (308,519)
                  -  Temporary differences                                         -                (209,499)
                                                                               ----------         ----------
              Deferred income tax assets on September 30,                       2,216,170            835,702
                                                                               ----------         ----------

              Net Deferred income assets on September 30 composed of
                  -  Temporary differences                                         13,949             18,205
                  -  Net operating loss carry - forward                         2,202,221            817,497
                                                                                2,216,170            835,702
              Less : Valuation allowance                                       (2,216,170)             -
                                                                               -----------        ----------
                  Total                                                            -                 835,702
                                                                               -----------        ----------


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


                                                                                 1997                 1998
                                                                                 ----                 ----

                  Standard income tax rate                                     (34.78%)             (31.64%)
                  Recognition of temporary differences                           0.48%                  -
                  Recognition of net operating loss carry-forward              112.14%                0.53%
                  Less : Valuation allowance                                   (77.84%)                 -
                  Income tax benefit                                            34.78%                0.53%
                                                                             ---------             --------
                  Effective income tax rate                                       -                 (31.11%)
                                                                             ==========            ========



         In 1997, KPT anticipated that the effective income tax rate at the end of the year 1997 would be zero, therefore, no provision for corporate income tax was made in the first nine months of financial year 1997. As a result, the standard income tax rate for 1997 was reduced from 30% to 34.78%.

         The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to or decline in the net deferred tax assets and liabilities and their approximate tax effects are as follows :


                                                                                   1997              1998
                                                                                   ----              ----
                                                                                    US$               US$

         Temporary differences on January 1, on
              -  Provision on damaged stock                                         -               223,124
              -  Provision for devaluation of investment                            -                41,042
         Deferred income tax asset - temporary differences                          -               264,166
         Adjusted exchange rate to exchange rate on September 30,
              -  Provision on damaged stock                                         -               (30,797)
              -  Provision for devaluation of investment                            -                (5,665)
         Recognition of temporary difference on
              -  Provision for devaluation of investment                           13,949             -
         Utilised of temporary difference on
              -  Provision on damaged stock                                         -              (192,327)
              -  Provision for devaluation of investment                            -               (17,172)
         Net temporary difference on September 30, on
              -  Provision on damaged stock                                         -                 -
              -  Provision on devaluation of investment                            13,949            18,205
         Deferred income tax asset - temporary differences                         13,949            18,205
                                                                                   ======           =======




                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Also, the net operating losses carry-forward amounts give rise to or decline in the deferred income tax assets and their approximate effects are as follows :

         As at September 30, 1997
         ------------------------
                                          Taxable                                          Taxable loss
                                       loss/(profit)            Loss used            available for future use
           Year      Subsidiaries        incurred          1996            1997        at September 30, 1997
           ----      ------------      -------------       ----            ----      ------------------------

                                           US$             US$             US$                 US$
           1992           KPT                 5,138          (5,138)         -                    -
           1993           KPT             4,942,045      (1,813,611)     (2,736,661)            391,773
           1994           KPT             5,088,231          -               -                5,088,231
           1995           KPT             1,860,731          -               -                1,860,731
           1996           KPT            (1,818,749)         -               -                    -
                          KPD               564,320          -             (564,320)              -
           1997           KPT            (2,736,661)         -               -                    -
                          KPD              (617,255)         -               -                    -
                                                       ------------    ------------          ---------
                                                        (1,818,749)     (3,300,981)          7,340,735
                                                       ===========     ===========           =========
         Deferred income tax asset
              -  usage of operating loss carry-forward                    (990,294)
                                                                           =======
              -  net operating loss carry-forward                                            2,202,221
                                                                                             =========

         As at September 30, 1998
         ------------------------
                                       Taxable                                                      Taxable loss
                                    loss/(profit)                   Loss used                   available for future
           Year    Subsidiaries       incurred        1996            1997            1998    use at September 30, 1998
           ----    ------------     -------------     ----            ----            ----    -------------------------
                                         US$           US$             US$             US$               US$
         1992        KPT                  4,774         (4,774)         -              -                  -
         1993        KPT              4,591,897     (1,685,115)    (2,906,782)         -                  -
         1994        KPT              4,727,726          -         (4,640,266)         -                87,460
         1995        KPT              1,728,897          -              -              -             1,728,897
         1996        KPT             (1,689,889)         -              -              -
                     KPD                524,337          -              -            (524,337)           -
         1997        KPT             (7,547,048)         -              -              -                 -
                     KPD                403,892          -              -            (403,892)           -
                     KPG - Thai         100,166          -              -            (100,166)           -
         1998        KPT                908,632          -              -              -               908,632
                     KPD             (6,093,100)         -              -              -                 -
                     KPG - Thai        (117,627)         -              -              -                 -
                                                    ----------     ----------      ----------        ---------
                                                    (1,689,889)    (7,547,048)     (1,028,395)       2,724,989
                                                    ==========     ==========      ==========        =========
         Deferred income tax asset
              -  usage of operating loss carry - forward                             (308,519)
                                                                                      =======
              -  net operating loss carry-forward                                                      817,497
                                                                                                       =======

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         No valuation allowance has been provided at September 30, 1998 as the Company has determined that it is more likely than not to realize these deferred income tax assets.

         The difference in net operating loss carry-forward amount in US dollars from 1997 to 1998 was due to using different exchange rates from year to year.

NOTE 9 -  INVESTMENTS IN OTHER COMPANIES


                                                                         1997
                                             -------------------------------------------------------------
                                                           Provision for devaluation      Net investments
                                                Cost             of investment          in other companies
                                             ---------     --------------------------   ------------------
                                                 US$                  US$                       US$

International Tourism Promotion
    Co., Ltd.                                  164,280              16,706                    147,574
Top Trade Overseas Promotion
   Co., Ltd.                                    27,380               1,865                     25,515
Global Capital Group Co., Ltd.                   2,738                 546                      2,192
                                               -------             -------                   --------
         Total                                 194,398              19,117                    175,281
                                               =======             =======                   ========


                                                                         1998
                                             -------------------------------------------------------------
                                                           Provision for devaluation      Net investments
                                                Cost             of investment          in other companies
                                             ---------     -------------------------    ------------------
                                                 US$                  US$                       US$
International Tourism Promotion
    Co., Ltd.                                  152,641              15,522                    137,119
Top Trade Overseas Promotion
   Co., Ltd.                                    25,440              25,440                       -
Global Capital Group Co., Ltd.                   2,544                 508                      2,036
                                              --------             -------                   --------
         Total                                 180,625              41,470                    139,155
                                              ========             =======                   ========



         There were no changes related to the investment in these three entities during the first nine months of 1998. The difference in cost value of investment in US dollars was due to using different exchange rates from year to year.

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

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT - NET

                                                        1997             1998
                                                         US$              US$

Land                                                    144,566         134,324
Building                                                141,490         131,465
Leasehold improvements                                2,458,954       4,212,997
Selling office equipment and fixtures                 1,159,220       1,525,096
Vehicles                                                380,355         457,158
                                                     ----------     -----------
     Total acquisition cost                           4,284,585       6,461,040
Less:  accumulated depreciation                        (813,038)     (1,678,327)
                                                     -----------     -----------
     Net book value                                   3,471,547       4,782,713
                                                     ==========      ==========

NOTE 11 - RESTRICTED FIXED DEPOSITS

         The Company's Thailand-based subsidiaries made restricted fixed deposits as guarantee with a commercial bank for bank credit facilities of subsidiaries and a related company (Bank overdraft, Letter of Credit, Trust receipt) and for the issuance of letter of guarantee required under an agreement with the Airports Authority of Thailand which granted King Power Tax Free Co., Ltd. for the exclusive operating license and King Power Duty Free Co., Ltd. for non-exclusive operating license to sell merchandise and souvenirs, and to rent the commercial space to carry out such activities in the International Airport of Thailand. Such fixed deposits are term deposits (ranging from 3 months to 12 months) with the bank which bear interest at the rate of 15% per annum.

NOTE 12 - BANK OVERDRAFT

         King Power Duty Free Co., Ltd. obtained from a commercial bank an overdraft facility of Baht 25 million which bears interest at the Bank's MOR plus 1% per annum, and is guaranteed by a director of King Power Duty Free Co., Ltd. and the pledged fixed deposit. For the nine months ended September 30, 1997, the average rate of MOR (Minimum Overdraft Rate) was 16.50% to 21% per annum and for the nine months ended September 30, 1998, the MOR was 19% to 21% per annum.

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - BANK LOAN

                                                     1997               1998
                                                     ----               ----
                                                     US$                US$

             Trust receipt                          3,990,746         2,656,389
             Short-term loan                        2,190,400             -
                                                    ---------         ---------
                  Total                             6,181,146         2,656,389
                                                    =========         =========

         Trust receipt incurred by King Power Duty Free Co., Ltd. (KPD) bears interest at the rates of 9% to 10.5% in 1997 and 7% to 18% in 1998 and is guaranteed by the aforementioned fixed deposit and two directors of KPD together with a related company.

         King Power Tax Free Co., Ltd. (KPT) has a short-term loan with a local bank for Baht 100 million which bears interest at the Bank's MLR plus 1.5% per annum. The repayment schedule is by ten installments of Baht 10 million, starting from November, 1996.
The short-term loan is guaranteed by two directors of KPT together with a related company.

         For the nine months ended September 30, 1997, the average rate of MLR (Minimum Loan Rate), was 15% per annum.

NOTE 14 - NOTES PAYABLE

         At September 30, 1997 King Power Tax Free Co., Ltd. (KPT) and King Power Duty Free Co., Ltd. (KPD) issued a 30-day promissory note payable to a local commercial bank, which bears interest at rates varying from 15% per annum and 21.75% per annum, respectively.

NOTE 15 - INSTALLMENT PURCHASE PAYABLE - NET

         Installment purchase payable incurred from the purchase of a vehicle of King Power International Group (Thailand) Co., Ltd. (KPG - Thai) and from the purchase of seven vehicles of King Power Duty Free Co., Ltd. (KPD).

         For KPG - Thai, repayment periods are 24 monthly installments of Baht 18,427 per payment including interest at the rate of 10.25% per annum.

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         For KPD, repayment periods are 36 monthly installments of Baht 13,269 per payment including interest at the rate of 9% per annum for each of seven vehicles, respectively.


                                                                                     1997              1998
                                                                                     ----              ----

                                                                                     US$               US$

                  Installment purchase payable                                      71,296            47,590
                  Less : Current portion of installment purchase payable           (29,663)          (33,186)
                                                                                    ------            ------
                  Installment purchase payable - net                                41,633            14,404
                                                                                    ======            ======

NOTE 16 -  LONG-TERM LOAN - NET

                                                                                    1997             1998
                                                                                     US$              US$

                  Long-term loan                                                   270,510         2,742,673
                  Less : Current portion of long-term loan                          (7,158)       (1,408,236)
                                                                                   -------         ---------
                  Long-term loan - net                                             263,352         1,334,437
                                                                                   =======         =========


         In 1997 King Power Duty Free Co., Ltd. (KPD ) obtained a long-term loan from a local financial institution of Baht 10 million which bears an interest rate of 13.5% per annum. The repayment is made by the monthly installments of Baht 129,840 per payment (including interest), starting from March 4, 1997. The long-term loan is collateralized by KPD's properties and guaranteed by a director of KPD.

         On July 1998, such loan amount has been revised to Baht 9.9 million which bears an interest rate of 17.25% per annum. The monthly installment has been revised to Baht 146,590 per payment (including interest).

         On July 1998 King Power Duty Free Co., Ltd. (KPD) obtained another long-term loan from a local bank of Baht 98 million which bears an interest rate of 21.25% per annum. The repayment is made by the monthly installments of Baht
7.5 million per payment (including interest) starting from January 1999. The long-term loan is collateralized by directors of KPD.

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

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         (b) Per reverse acquisition agreement, 752,000 shares out of the total 18,800,000 shares were put in escrow subject to certain requirements including that the Company shall have financial statements prepared in accordance with U.S. GAAP and shall have reached certain criteria of financial performance as of December 31, 1997. If as of December 31, 1997, the Company failed to satisfy any of these conditions the 752,000 shares were to be released to a financial consultant which was also a party to the reverse acquisition agreement. During the first quarter of 1998 these shares were released from escrow and issued to the financial consultant.

         (c) Per the reverse acquisition agreement, the remaining equity interest were represented by 1,200,000 shares of common stock as of June 12, 1997 when the reverse acquisition was effective. These 1,200,000 shares of common stock were represented by the following components:



                                                                    Additional
                                            Common Stock             Paid-in      Retained      Treasury
                                       Shares         Amount         Capital      Earnings       Stock      Total
                                  ----------------------------------------------------------------------------------
Beginning Balance at 12/31/96           275,316          275         151,186     (143,833)      (6,000)      1,628
Form S-8 issuance at 5/5/97             924,684          925          69,717                                70,642
Reissuing of treasury stock                                                                      6,000       6,000
Net loss at 6/12/997                                                              (78,270)                 (78,270)
                                  ----------------------------------------------------------------------------------
Total shareholders' equity            1,200,000        1,200         220,903     (222,103)           0           0
                                  ==================================================================================


         (d) On August 18, 1997, the Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of US$ 8.00 per share with net proceeds of US$ 1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. 125,000 shares were placed in escrow until May 1, 1998, subject to an additional payment by the purchasers of US$4.00 per share on all 250,000 shares issued or US$ 1,000,000, in the event that the earnings per share for the Company for the calendar year ended December 31, 1997 exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without the payment of additional consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United States Securities Act of 1933, as amended.

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

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Both of KPD and KPT are required to pay concession fee, rental and service fees, property tax, and other expenses under the aforementioned agreements with the Airports Authority of Thailand. A summary of the concession and rental fees payable for the remaining periods of the agreements are as follows:




                     King Power Tax Free Co., Ltd.                  King Power Duty Free Co., Ltd.
                  -------------------------------------         -----------------------------------------
                                     Rental and Service                                Rental and Service
Year             Concession fee      and other expense         Concession fee          and other expenses
-----            --------------      ------------------        --------------          ------------------
                         (US$ in Million)                                  (US$ in Million)

1998                  3.88                   0.15                     4.30                   0.22
1999                 16.13                   0.60                    17.81                   0.87
2000                 17.01                   0.60                    18.44                   0.87
2001                 18.06                   0.60                    19.08                   0.87
2002                 19.21                   0.60                       -                      -

       Lease commitments
         As of  September 30, 1998,  King  Power International Group  (Thailand)
Company Limited. (KPG Thailand) has a leasing commitment under a non-cancelable operating lease agreement in excess of one year as follows:

                                                                 Rental Charges          Service Fee
                                                                 --------------          -----------
                                                                       US$                   US$

               1998                                                   30,814                39,975
               1999                                                  123,255               159,212
               2000                                                  102,713               133,249


       Letter of bank guarantee
         As of September 30, 1998, King Power Tax Free Co., Ltd. and King Power Duty Free Co., Ltd. were contingently liable for bank guarantees totalling US$
16.57 million issued in favour of the Excise Department and the Airports Authority of Thailand as a performance bond.

       Unused letter of credits
         As of September 30, 1998, King Power Duty Free Co., Ltd. has the unused letters of credit amounting to US$ 1.42 million.



                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Installment Purchase Obligation
                                                                   1997               1998
                                                                   ----               ----

                                                                   US$                US$
               1997                                               17,822                -
               1998                                               26,365               9,757
               1999                                               26,365              33,981
               2000                                                  744               3,852
                                                                 -------           ---------
                      Total                                       71,296              47,590
                                                                  ======              ======

       Long-term Loan Installment Payments
                                                                   1997               1998
                                                                   ----               ----
                                                                   US$                US$
       1997                                                        2,369                -
       1998                                                        7,398                 190
       1999                                                        8,445           1,931,756
       2000                                                        9,641             563,788
       2001                                                       11,006               1,702
       2002                                                       12,564               2,020
       Thereafter                                                219,087             243,217
                                                                 -------           ---------
              Total                                              270,510           2,742,673
                                                                 =======           =========


NOTE 19 - SEGMENT FINANCIAL INFORMATION

                                                       For the nine months ended September 30, 1997
                                       ---------------------------------------------------------------------------
                                       Duty Free        Tax Free         All        Adjustments
                                         Retail          Retail         Other    and Eliminations     Consolidated
                                       -----------     ----------      --------- ----------------     ------------

                                           US$             US$           US$            US$                US$
Segment Information
Revenue from external customers         40,401,612     26,235,786         -              -              66,637,398
Intersegment revenue                        -               -             -              -                 -
Cost of merchandise sold                16,661,862     10,305,628         -              -              26,967,490
Concession fees                         12,052,080     12,134,015         -              -              24,186,095
Gross profit                            11,687,671      3,796,142         -              -              15,483,813
Interest income                            393,486        625,076         -              -               1,018,562
Interest expenses                          376,842        377,418         -              -                 754,260
Segment net income (loss)                  657,144      2,864,015      2,996,068     (3,486,254)         3,030,973
Segment total assets                    32,856,073     15,052,300      8,114,655    (10,430,137)        45,592,891
Expenditures for segment assets          2,465,104        297,297         -              -               2,762,401





                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                      Long - Lived
                                                                   Revenue               Assets
                                                                -----------           ------------
                                                                     US$                   US$
Geographical Information
Bangkok                                                          65,180,954              4,150,613
Northern Thailand region                                          1,057,049                 79,320
Southern Thailand region                                            399,395                 54,652
                                                                 ----------              ---------
         Total                                                   66,637,398              4,284,585
                                                                 ==========              =========

                                                       For the nine months ended September 30, 1998
                                       ---------------------------------------------------------------------------
                                       Duty Free        Tax Free         All          Adjustments
                                         Retail          Retail         Other      and Eliminations     Consolidated
                                       -----------     ----------     -----------  ----------------    -------------
                                           US$             US$           US$            US$                US$
Segment Information
Revenue from external customers         36,933,173     25,410,148         -              -              62,343,321
Intersegment revenue                       439,876         71,294         -             (511,170)           -
Cost of merchandise sold                16,605,394      9,661,647         -                             26,267,041
Concession fees                          7,655,479     10,836,228         -              -              18,491,707
Gross profit                            13,040,881      4,543,692         -              -              17,584,573
Management fee income                      -                -           1,153,037       (931,445)          221,592
Interest income                            869,595        189,492          49,069       (121,858)          986,298
Interest expenses                          791,305        315,000         113,239       (122,128)        1,097,416
Segment net income (loss)                4,553,046       (575,634)      3,806,418     (3,998,727)        3,785,103
Segment total assets                    29,637,102     16,219,373      17,558,862    (18,571,400)       44,843,937
Expenditures for segment assets            970,171        169,895         526,637        -               1,666,703

                                                                                      Long - Lived
                                                                   Revenue               Assets
                                                                 ----------           ------------
                                                                     US$                   US$
Geographical Information
Bangkok                                                          60,615,643             6,242,412
Northern Thailand region                                          1,404,441                92,021
Southern Thailand region                                            323,237                51,817
                                                                 ----------             ---------
         Total                                                   62,343,321             6,386,250
                                                                 ==========             =========



ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS

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

(2)       Effects on the Change in Foreign Currency Exchange System

Effects on the Change in Foreign Currency Exchange System

On July 2, 1997, the Thai Government announced that the Thai Baht would thereafter be converted to a "Managed Float" system for the relationship of the Baht to other international currencies. This change had an immediate impact on the Company's operations and the results of its operations. However, the Company's financial results thus far in 1998 have improved measured by earnings per share both in Baht and US dollar with an increase of 20% for the nine months ended September 30, 1998 compared to the same period in 1997. This was attributed by the significant increase in sales in Baht and the improvement in cost control. Management anticipates stability in exchange rate together with increase in sales and further reduction in cost will reflect the financial reporting positively in the remaining Quarter of 1998.

The Company's subsidiaries conduct their business with selling and purchase prices based on Thai Baht, US Dollars, and other currencies. Sales are made both in Thai Baht and other currencies, but eventually will be converted into Thai Baht. Accordingly, the Company bears foreign currency transaction risks between the date of purchase of goods for resale and the ultimate payment of the goods in the appropriate negotiated currency. However, the Company tries to minimize such risks by entering into hedging contracts and partially holding US dollar currency generated from sales.

King Power Duty Free Company Limited (KPD) reported a financial gain of $4.6 million for the nine months ended September 30, 1998 compared to $3.0 million for the same period in 1997. The increase is mainly due to KPD's ability to attract more buyers via stores expansion together with its unique store decoration, capable sales force, and customized merchandise selection.

King Power Tax Free Company Limited (KPT) has been selling goods at prices based upon the US Dollar since its inception. Further, KPT deals in predominately Thailand produced goods whereby all purchases are settled in Thai Baht. Therefore, the devaluation of the Thai Baht had minimal effect on the settlement of open trade payables of KPT. Accordingly, the devaluation had an opposite economic impact on the operations of KPT whereby the Thai Baht devaluation increased the overall profitability of this subsidiary. However, KPT's financial results for the nine months ended September 30, 1998 was recorded at a loss of US$(0.6) million when compared to the same period last year of US$2.9 million. This loss is mainly attributed by the fact that KPT's concession fee is based upon fixed amount, therefore, with the aggressive stores expansion during the past years and the sales volume that has yet fully materialized from such expansion caused KPT to record such loss. However, with the usual high season for tourists approaching, Management anticipates that sales will increase significantly which should result to an improvement in KPT's financial results in the fourth quarter of this year.

King Power International Group (Thailand) Company Limited (KPG Thai) was incorporated on September 11, 1997 as a cost center for the Company and its affiliates to provide management services for, and to disburse mainly management charges and rental expenses among the various subsidiaries and affiliates of the Company. In KPG Thai's Statement of Earnings for the nine months ended September 30, 1998, this company reported net income of US$108,553; it has management fee income of US$1,153,037; depreciation of US$71,543; administrative expenses of US$908,604; other income of US$1,238; interest expense of US$60,516; and income tax benefit of US$(5,059). All transactions were recorded in Thai Baht and were converted into US Dollars using an average exchange rate of Baht 40.697 to US$1.

The overall effect of the Thai Baht devaluation was an increase in the attractiveness of Thailand as a tourist destination. This increase in tourists had a direct impact on increasing the Company's sales in the post-devaluation time period.

Due to the economic crisis in Thailand and elsewhere in the Region that effects the currency fluctuation, to account for such impact, the Company has separately presented the following items in its statement of income for the quarterly ended September 30, 1998:


          Realized gain on foreign exchange                       $0.6 million
          Realized loss on foreign exchange                       $1.0 million
          Unrealized gain on foreign exchange                     $0.3 million
          Unrealized loss on foreign exchange                     $16,718

The calculation of unrealized foreign exchange gain of $0.3 million and unrealized foreign exchange loss of $16,718 is shown in charts labeled A and B, respectively.

                                    CHART A

The  calculation of unrealized  gain on foreign  exchange of  US$312,772.43  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as show below:


Account payable in foreign currence as of 09/30/98
--------------------------------------------------------------------------------
      Currency            Amount         Exchange Rate           Total
                                           09/30/98              Baht
--------------------------------------------------------------------------------

     Swiss Franc              563,888.05          28.5758        16,113,552.14
German Deutschmark             32,541.70          23.6658           770,125.36
   French Franc               749,437.80           7.0661         5,295,602.44
 Hong Kong Dollar           3,331,725.08           5.1114        17,029,779.57
    Italian Lire           51,035,500.00           0.0242         1,235,059.10
British Pound Sterling         48,831.75          67.6099         3,301,509.73
  Singapore Dollar            155,750.10          23.5803         3,672,634.08
     US Dollar              1,402,664.75          39,4737        55,368,367.54
--------------------------------------------------------------------------------
      Total                                                     102,786,629.97
BALANCE PER GENERAL LEDGER                                      111,218,390.88
Unrealized gain on accounts payable in foreign currency           8,431,760.91



Loan from bank (Trust receipt) in foreign currency as of 09/30/98
--------------------------------------------------------------------------------
      Currency            Amount         Exchange Rate           Total
                                           09/30/98              Baht
--------------------------------------------------------------------------------

German Deutschmark            191,174.20          23.6658         4,524,290.38
 Hong Kong Dollar           2,352,876.60           5.1114        12,026,493.45
    Italian Lire          280,768,000.00           0.0242         6,794,585.60
 Singapore Dollar              76,998.60          23.5803         1,815,650.09
    US Dollar               1,062,669.93          39.4737        41,947,514.02
   Swiss Franc                 43,425.00          28.5757         1,240,904.12
  French Franc                 95,117.00           7.0661           672,106.23
  Japanese Yen              3,292,720.00           0.2929           964,434.40
--------------------------------------------------------------------------------
      Total                                                      69,985,978.28
BALANCE PER GENERAL LEDGER                                       72,808,605.63
Unrealized gain on Trust Receipt in foreign currency              2,822,627.35



Unrealized gain on account receivable as at 09/30/98
--------------------------------------------------------------------------------
      Currency            Amount         Exchange Rate           Total
                                           09/30/98              Baht
--------------------------------------------------------------------------------

    Swiss Franc               37,144.14           28.1074        1,044,025.20
British Pound Sterling        17,081.95           66.6817        1,139,053.47
--------------------------------------------------------------------------------
      Total                                                      2,183,078.67
BALANCE PER GENERAL LEDGER                                       1,904,185.89
Unrealized gain from account receivable in foreign currency        278,892.78

Unrealized gain on Cash on hand as at 09/30/98
--------------------------------------------------------------------------------
      Currency            Amount         Exchange Rate           Total
                                           09/30/98              Baht
--------------------------------------------------------------------------------

    US Dollar                 156,867.54          39.0921         6,132,281.56
British Pound Sterling         15,616.94          66.6817         1,041,364.11
German Deutschmark              4,010.00          23.3127            93,483.93
 Singapore Dollar               5,249.00          23.0054           120,755.34
 Malaysian Ringgit              3,395.00          10.1291            34,388.29
Hong Kong Dollar              179,967.60           5.0334           905,848.92
  Japanese Yen             17,927,214.00           0.2880         5,162,284.69
China Renminbi Yuan            41,297.00           4.5972           189,850.57
    Korean Won                657,000.00           0.0284            18,658.80
   French Franc                 4,100.00           6.9440            28,470.40
   Swiss Franc                    300.00          28.1074             8,432.22
 Australian Dollar              9,917.00          23.1390           229,469.46
 Taiwanese Dollar              50,700.00           1.1314            57,361.98
--------------------------------------------------------------------------------
      Total                                                      14,022,650.27
BALANCE PER GENERAL LEDGER                                       12,827,031.69
Unrealized gain on cash in hand in foreign currency               1,195,618.58
Unrealized gain on accounts payable in foreign currency           8,434,760.91
Unrealized gain on Trust Receipt in foreign currency              2,822,627.35
Unrealized gain from account receivable in foreign currency         278,892.78
Net Unrealized gain on exchange rate as at 09/30/98              12,728,899.62
                                          US$312,772.43     (US$=Baht 40.697

                                    CHART B

The  calculation  of  unrealized  loss on foreign  exchange of US$ 16,717.90 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:


--------------------------------------------------------------------------------
      Currency            Amount         Exchange Rate           Total
                                           09/30/98              Baht
--------------------------------------------------------------------------------

    US Dollar                 148,144.69          39.0921        5,791,287.04
British Pound Sterling          2,871.98          66.6817          191,508.51
German Deutschmark              2,510.00          23.3127           58,514.88
 Singapore Dollar               3,166.00          23.0054           72,835.10
 Malaysian Ringgit                562.00          10.1291            5,692.55
Hong Kong Dollar               72,820.00           5.0334          366,532.19
  Japanese Yen             10,771,160.00         0.287958        3,101,641.69
   Swiss Franc                    360.00          28.1074           10,118.66
  French Franc                  3,800.00           6.9440           26,387.20
   Korean Won                 874,000.00           0.0284           24,821.60
Netherland Guilder                120.00          20.6664            2,479.97
China Renminbi Yuan            21,915.00           4.5972          100,747.64
  Canadian Dollar                  30.00          25.7366              772.10
  Australian Dollar            10,002.63          23.1890          231,950.99
  Taiwanese Dollar             26,150.00           1.1314           29,586.11
--------------------------------------------------------------------------------
      Total                                                     10,014,876.22
BALANCE PER GENERAL LEDGER 09/30/98                             10,695,244.41
Unrealized loss from cash in hand in foreign currency             (680,368.19)
Net Unrealized exchange loss as of 09/30/98                       (680,368.19)
                                                US$(16,717.90)

(3)  Results of operations,  comparing nine months ended  September 30, 1998 and
     1997

KPD began retail operations in 1997 and the revenue of this subsidiary is a direct result of the increase in the number of tourists coming to Thailand as a result of the social and government stability, the Thai Baht devaluation and its fully functional retail stores. Further growth was experienced in general merchandise sales at the KPT stores in Thailand airports, similarly due to an increase in tourism traffic. Management anticipates that Thailand will continue to be an attractive tourist destination during future periods and will expand as a focal point for air travel throughout Asia.

Sales revenue for the nine months ended September 30, 1998 was approximately $62.3 million as compared to approximately $66.6 million for 1997. This decrease is directly attributable to the devaluation of Baht that took place during the last half of 1997. The overall sales revenue in Thai Baht increased over 11.90% from Baht 2,286.0 million for the nine months ended September 30,1997 to Baht 2,558.0 million for the same period in 1998. However, the average exchange rate of Baht 40.697 to 1 was used to convert the 1998 figure into US Dollar, compared to the average exchange rate of Baht 34.306 for 1997. Further, commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period.

The cost of merchandise sold for the nine months ended September 30, 1998 and 1997 was approximately $26.3 million and $27.0 million, respectively. The principal factor causing this decrease is directly related to the average exchange rate that is used to compare the two periods partially offset by the increased sales volume. In Baht, the cost of merchandise sold increased from Baht 925.1 million for the nine months ended September 30, 1997 to Baht 1,089.8 million for the same period this year or an increase of 17.8%. This increase is due to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon fixed amounts. Due to the higher sales volume, comparing the time period ended September 30, 1997 to the time period ended September 30, 1998, the ratio of Company's concession fee to sales revenue dropped from approximately 36.30% in 1997 to approximately 29.66% in 1998. The reasons for this decrease is an increase in sales volume together with the fact that starting March 19, 1998 the Thai Customs Department removed the additional customs duty of 15% on gross sales, which it had previously imposed on KPD. KPD expects this favorable treatment to continue indefinitely. Management anticipates that the positive effect of this change in the customs duty will be realized more completely during the remainder of 1998 when the usual high season for tourists occurs and sales increase substantially.

Direct selling expenses, excluding depreciation and others, also reflect the commencement of KPD's business and the increase in traffic at KPT's stores. These expenses were approximately $6.05 million for the nine months ended September 30, 1997 and approximately $7.2 million for the same period in 1998. In terms of percentage of sales, 1997 expenses were approximately 9.08% of sales and 1998 expenses were approximately 11.48% of sales. Management has made a commitment to improve this ratio by improving the effectiveness and efficiency of the Company's sales force that should result from additional training and management supervision.

Administrative expenses for the nine months ended September 30, 1998 and 1997 were approximately $3.4 million and $2.2 million, respectively. As a percentage of total sales, these expenses were approximately 5.51% and 3.37%, respectively. Administrative expenses have grown due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net income for the nine months ended September 30, 1998 was approximately $3.6 million, or $0.18 per share (basic), and approximately $3.0 million, or $0.15 per share (basic), for the nine months ended September 30, 1997. The increase is mainly caused by a significant increase in sales in Baht and the effect of the Baht devaluation in July 2, 1997 which had caused an exchange loss of $(2.5) million in the Third Quarter last year.

The ratio of inventory divided by revenue for the nine months ended September 30, 1998 and 1997 was approximately 21.78% and 30.63%, respectively. This significant decrease is a result of commencement of operation by the Company's new stores, including Harrods (Knightsbridge) that has begun to utilize the inventory build-up that occurred during previous periods.

(4) Results of operations, comparing three months ended September 30, 1998 and 1997

Sales revenue for the three months ended September 30, 1998 was approximately $18.6 million as compared to approximately $10.7 million for 1997. This increase is directly attributable to the Company's stores expansion and the increase in tourists into Thailand due to the "Amazing Thailand" campaign and the social and government stability that makes Thailand more attractive to tourists than other tourist promoted countries in the region.

The cost of merchandise sold for the three months ended September 30, 1998 and 1997 was approximately $8.4 million and $3.3 million, respectively. This increase is due to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon fixed amount. Due to the higher sales volume, comparing the three months ended September 30, 1997 to the three months ended September 30, 1998, the ratio of Company's concession fee to sales revenue dropped from approximately 37.69% in 1997 to approximately 28.10% in 1998. The reasons for this decrease is an increase in sales volume together with the fact that the additional custom duty of 15% on gross sales previously imposed on KPD was exempted by the Customs Department starting March 19, 1998 and continuing indefinitely. Management anticipates the positive effect of this exemption will be realized more favorably during the remaining quarter of 1998 when the normal high sales season occurs.


Direct selling expenses, excluding depreciation and others were approximately $1.4 million for the three months ended September 30, 1997 and approximately $2.4 million for the same period in 1998. In terms of percentage of sales, 1997 expenses were approximately 13.31% of sales and 1998 expenses were approximately 12.72% of sales. Direct selling expenses have declined due to the increase in sales. Furthermore, management has made a commitment to improve this ratio further by improving the effectiveness and efficiency of the Company's sales force that should result from additional training and management supervision.

Administrative expenses for the three months ended September 30, 1998 and 1997 were approximately $1.3 million and $0.4 million, respectively. As a percentage of total sales, these expenses were approximately 6.91% and 3.29%, respectively. Administrative expenses have grown due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net income for the three months ended September 30, 1998 was approximately $0.1 million, or $0.01 per share (basic), and a loss of approximately $(2.4) million, or $(0.12) per share (basic), for the three months ended September 30, 1997. The improvement is mainly caused by a significant increase in sales and the effect of the Baht devaluation in July 2, 1997 which had caused an exchange loss of $(2.5) million in the Third Quarter last year.

(5)  Liquidity and Capital Resources

For the quarters ended September 30, 1998 and 1997, the Company had working capital of approximately $10.6 million and $(4.9 million), respectively. The improvement in this figure is due to its receivables in most categories have grown in parallel to its business expansion. Due to Asia economic crisis Thai banks (that are the main credit sources of the Company), have either reduced or maintained trading credit lines given to the Company. This causes the Company to use its internal cash to service the expansion. Although the Thai Government continues to strictly follow the conditions set forth by the International Monetary Fund (IMF) in exchange for its bail-out package of US$17 billion together with the Government's Announcement on August 15, 1998 of its complete financial reform package for Thai banks, management anticipates that these will eventually result in increased liquidity so the banks can start injecting loans to business operators. The effect of this will enhance the Company to be able to expand its inventory availability to support greater demand. The Company carried negative cash flows from operations of approximately $(5.7) million during the nine months of 1998 as compared to $(2.7) million during the same period of 1997. This increase is mainly due to the advances to related companies for the purpose of pilot projects for future expansion. Management is trying to minimize such exposure by trying to find ways for these related companies to either pay down such loans or to acquire profitable related companies to be part of KPG directly.

Management is currently engaged in corporate restructuring process in order to ultimately enhance profitability of the Company by way of investing in profitable related companies as mentioned, downsizing and eventually closing down operations that do not generate satisfactory results, and incorporating new potential projects into the Company or its subsidiaries. To achieve this process, management is currently interviewing various financial advisors to facilitate such tasks and provide appropriate recommendations.

(6)  Monetary Assets and Liabilities Denominated in Thai Baht

As of September 30, 1998 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                               US DOLLARS

Cash and equivalents                                            824,436
                           Accounts Receivable
         Trade                                                  453,753
         Related Parties                                      1,472,707
         Refundable value-added-tax                           2,919,286
         Related companies                                   13,907,366
         Directors                                            1,044,837
Management fee income                                         2,347,461

Inventories                                                  13,578,064
Deferred income tax assets                                      835,702
Other current assets                                            979,968
Restricted deposit                                            1,196,958
Other non-current assets                                      5,074,261


         TYPE OF MONETARY LIABILITY

Bank overdraft                                                1,316,550
Bank loan                                                     1,893,170
Notes payable                                                      -
  Current portion of installment purchase payable                47,590
  Current portion of long-term loan                           1,408,236
                           Accounts Payable
         Unrelated parties                                    5,978,325
         Related parties                                      1,902,214
                           Other accrued liabilities
         Concession fees                                      9,027,244
         Other                                                3,165,350
Installment purchase payable - net                               14,404
Long-term loan - net                                          1,334,437

(7)  Year 2000 effect

The present computer system does not support beyond the year 2000. Due to the expansion of the business and the necessity to operate more efficiently, the management has decided to change the system to fully support the integration of all systems and all subsidiaries in order to generate centralized management report for a more effective control of the business. The system is scheduled to be implement during the second quarter of 1999. It is estimated that the cost of this new computer system will be approximately US$750,000.


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

Part II-Other Information

Item 1-   Legal Proceedings
          None

Item 2-   Changes in Securities
          None

Item 3-   Defaults upon Senior Securities
          None

Item 4-   Submission of Matters to a Vote of Security Holders
          None

Item 5-   Other Information
          None

Item 6-   Exhibits and Reports on Form 8-K
          None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.




KING POWER INTERNATIONAL GROUP CO., LTD.



By:  /s/ Vichai Raksriaksorn
     ----------------------------------------------------------
     Vichai Raksriaksorn, President and Chief Executive Officer


By:  /s/ Viratana Suntaranond
     -------------------------------------------------
     Viratana Suntaranond, Chief Financial Officer