Form 10-Q/A
period 1997-09-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-11-17
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A2
--------------------------------------------------------------------------------

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



26th & 27th Floor Siam Tower, 989 Rama I Road, Patumwan, Bangkok 10330 Thailand
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               011 (662) 658-0090
                               ------------------
                           (Issuer's telephone number)


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

State the  number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:   Noverber 1, 1998:  20,250,000

Transitional Small Business Disclosure Format (check one):     YES        NO  X
                                                                   ---       ---

                    KING POWER INTERNATIONAL GROUP CO., LTD.

              Form 10-QSB for the Quarter ended September 30, 1997
                                Table of Contents



                                                                            Page
Part I - Financial Information

     Item 1 Financial Statements                                               3

     Item 2 Management's Discussion and Analysis or Plan of Operation         14

Part II - Other Information

     Item 1 Legal Proceedings                                                 17

     Item 2 Changes in Securities                                             17

     Item 3 Defaults Upon Senior Securities                                   17

     Item 4 Submission of Matters to a Vote of Security Holders               17

     Item 5 Other Information                                                 17

     Item 6 Exhibits and Reports on Form 8-K                                  17

Part 1 - Item 1
Financial Statements


                 KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                            UNAUDITED CONSOLIDATED BALANCE SHEETS
                                         September 30,

                                            ASSETS


                                                 1997                   1996
                                                   $      (restated)      $
                                               ----------            ----------

CURRENT ASSETS

     Cash and cash equivalents                   1,220,448              682,916

     Accounts receivable

         Trade                                     663,755               57,897

         Refundable value added tax              1,403,977              339,068

         Related parties                         3,649,133              767,113

         Directors                               4,060,190            1,742,327

     Inventories and purchase deposits          20,410,291            1,586,951


     Prepaid expenses and other                  1,281,773              293,055
                                                ----------           ----------

         Total current assets                   32,689,567            5,469,327
                                                ----------           ----------
PROPERTY, PLANT AND EQUIPMENT

     Leasehold improvements                      2,458,954             521,635

     Equipment and fixtures                      1,159,220             576,308

     Building and land                             286,056                   -

     Vehicles                                      380,355              119,607
                                                ----------           ----------
                                                 4,284,585            1,396,228

     Less accumulated depreciation                (813,038)            (360,918)
                                                ----------           ----------
         Net property, plant and equipment       3,471,547           1,035,310
                                                ----------           ----------
OTHER ASSETS

     Restricted deposit                          8,319,314            7,594,355

     Other                                       1,112,463             343,043
                                                ----------           ----------
         Total other assets                      9,431,777            7,937,398
                                                ----------           ----------
TOTAL ASSETS                                    45,592,891           14,442,035
                                                ==========           ==========

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.



               KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                     September 30,

                            LIABILITY AND SHAREHOLDERS' EQUITY

                                                      1997              1996
                                                        $  (restated)     $
                                                  ------------      ------------

CURRENT LIABILITIES
     Cash overdraft                                 1,081,426           675,428
     Short-term note payable to bank                3,188,256         3,933,910
     Bank loan                                      6,181,146           786,782
     Current maturities of long-term debt               7,158           178,678
     Current maturities of hire-purchase payable       29,663            26,554
     Accounts payable - trade
          Unrelated parties                        22,250,634         3,841,340
          Related parties                             470,637         1,252,823
          Advances from related parties             1,310,407              -
     Other accrued liabilities
          Concession fees                           1,565,910         1,744,556
          Other                                     1,499,740           220,503
                                                  ------------      ------------
          Total current liabilities                37,584,977        12,660,574

LONG-TERM LIABILITIES
     Long-term debt, net of current maturities        263,352              -
     Hire-purchase payable                             41,633            44,257
                                                  ------------      ------------

          Total liabilities                        37,889,962        12,704,831
                                                  ------------      ------------


COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                    279,699            382,083
                                                  ------------      ------------
SHAREHOLDERS' EQUITY

Common stock - $0.001 par value.
     100,000,000 shares authorized.
     20,250,000 and 19,075,000 shares issued
     and outstanding, respectively                     20,250            19,075
Additional paid-in capital                         20,848,145        19,263,086
Translation adjustment                               (876,637)             -
Accumulated deficit                               (12,568,528)      (17,921,040)
                                                  ------------      ------------
                                                    7,423,230         1,361,121
Treasury stock - at cost (33,334 shares)                    -            (6,000)
                                                  ------------      ------------

          Total shareholders' equity                7,423,230         1,355,121
                                                  ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         45,592,891        14,442,035
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


                                                         KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          Nine and Three months ended September 30, 1997 and 1996

                                              Nine months           Nine months           Three months      Three months
                                                 ended                ended                  ended            ended
                                            Sept.30, 1997          Sept.30, 1996         Sept.30, 1997      Sept.30, 1996
                                                   $    (restated)       $                    $     (restated)   $
                                             ------------           ------------           ------------     ------------

REVENUES
     Net merchandise sales                    66,637,398             28,499,141             10,713,133         10,922,391
     Gain on foreign exchange                    567,486                379,728               (106,970)           125,495
                                             ------------           ------------           ------------      ------------

       Total revenues                         67,204,804            28,878,869              10,606,163        11,047,886
                                             ------------           ------------           ------------      ------------

COST OF SALES
     Product costs                            26,967,490            10,189,117              3,271,997          3,557,984
     Concession fees                          24,186,095            15,660,171              4,038,198          4,340,119
                                             ------------           ------------           ------------      ------------

         Total cost of sales                  51,153,585             25,849,288             7,310,195          7,898,103
                                             ------------           ------------           ------------      ------------

GROSS PROFIT                                  16,051,219             3,029,581              3,295,968          3,149,783
                                             ------------           ------------           ------------      ------------

OPERATING EXPENSES
     Selling expenses
         Salaries and related costs            4,823,201             2,790,168              1,176,918           949,533
         Other selling expenses                2,154,119               683,609                194,336           302,309
         Depreciation                            552,723               119,324                 90,467             47,989
     General and administrative expenses       2,244,562               347,057                352,815            147,111
     Interest expense                            754,260               386,972                311,485           383,148
                                             ------------           ------------           ------------      ------------
Total operating expenses                      10,528,875             4,327,130              2,126,021         1,830,090
                                             ------------           ------------           ------------      ------------

INCOME (LOSS )
   FROM OPERATIONS                             5,522,344             (1,297,549)            1,169,947         1,319,693
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



                                                          KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                                           Nine and Three months ended September 30, 1997 and 1996


                                                 Nine months        Nine months                 Three months            Three months
                                                    ended              ended                      ended                   ended
                                                Sept.30, 1997      Sept.30, 1996               Sept.30, 1997           Sept.30, 1996
                                                       $   (restated)     $                             $    (restated)     $
                                                 ------------       ------------               ------------            ------------


INCOME (LOSS)
   FROM OPERATIONS                                 5,522,344         (1,297,549)                  1,169,947               1,319,693

OTHER INCOME (EXPENSES)
     Interest income                               1,018,562            378,588                    (113,956)                367,568
     Other                                           247,961              4,134                      67,217                   4,134
     Realized loss on foreign exchange              (953,520)                 -                    (953,520)                      -
     Unrealized loss on foreign exchange
       from Baht devaluation                      (1,509,940)                 -                  (1,509,940)                      -
     Unrealized loss on foreign exchange          (1,294,434)                 -                  (1,294,434)                      -
                                                 ------------       ------------               ------------            ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES AND MINORITY
   INTEREST                                        3,030,973           (914,827)                 (2,634,686)              1,691,395

PROVISION FOR
   INCOME TAXES                                            -                  -                           -                       -
                                                 ------------       ------------               ------------            ------------

INCOME (LOSS) BEFORE
   MINORITY INTEREST                               3,030,973           (914,827)                 (2,634,686)              1,691,395

MINORITY INTEREST                                    (34,904)             8,388                     205,809                 (11,321)
                                                 ------------       ------------               ------------            ------------

NET INCOME (LOSS)                                  2,996,069          (906,439)                  (2,428,877)              1,680,074
                                                 ============       ============               ============            ============

Earnings (loss) per share of
   common stock outstanding                             0.15              (0.05)                      (0.12)                   0.09
                                                 ============       ============               ============            ============
Weighted-average number
   of shares outstanding                          19,620,290         19,366,515                  19,620,290              19,654,514
                                                 ============       ============               ============            ============







The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                             KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Nine months ended September 30, 1997 and 1996



                                                                        1997            1996
                                                                         $  (restated)    $
                                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                2,996,069        (906,439)
     Adjustments to reconcile net income to net cash
       provided by operating activities
        Minority interest                                                34,904         (8,388)
         Depreciation and amortization                                  552,723        119,324
         Unrealized loss on foreign exchange                          1,294,434
         Unrealized loss on foreign exchange from Baht devaluation    1,509,940
         (Increase) decrease in
            Accounts receivable - trade                                (590,420)        (57,897)
            Refundable value added taxes                               (481,358)       (339,068)
            Inventory                                               (13,657,576)       (950,462)
           Prepaid expenses and other assets                            (63,392)       (293,055)
         Increase (decrease)
            Trade accounts payable                                    9,805,485       1,446,334
            Other accrued liabilities                                 2,048,536       1,663,920
                                                                    ------------    ------------
Net cash provided by operating activities                             3,449,345         674,269
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash advanced to related parties                                (3,362,796)       (767,112)
     Cash advanced to directors                                      (2,184,026)     (4,173,429)
     Cash invested in other companies                                    86,246        (697,609)
     Cash paid for property, plant and equipment                      (2,273,335)       (48,871)
                                                                    ------------    ------------
Net cash used in investing activities                                (7,733,911)     (5,687,021)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Reduction of cash overdraft                                        143,622         313,035
     Net change in short term note payable                            1,438,493       3,933,910
     Net change in bank loan                                          2,277,945               -
     Principal advanced on long-term debt                             (811,562)         786,782
     Cash advances repaid to related parties                           (526,839)              -
     Principal advanced on long-term debt                               270,510         178,679
     Net change in hire-purchase agreement                              (47,202)         70,810
     Net change in other long-term liabilities                               -           53,358
     Net proceeds from Regulation S issuance                          1,887,000               -
     Minority interest-balance sheet impact                            (107,169)      7,241,298
     Increase in translation adjustment                              (1,387,125)              -
                                                                    ------------    ------------
Net cash provided by financing activities                             3,137,673      12,577,872
                                                                    ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                (1,146,893)      7,565,120
Decrease (Increase) in restricted deposits                            1,228,138      (7,337,297)
Cash and cash equivalents at beginning of period                      1,139,203         455,093
                                                                    ------------    ------------
Cash and cash equivalents at end of period                            1,220,448         682,916
                                                                    ============    ============
                                  - Continued -
The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.



                      KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           Nine months ended September 30, 1997 and 1996


                                                                       1997            1996
                                                                         $  (restated)   $
                                                                    ------------   ------------


SUPPLEMENTAL DISCLOSURES OF
  INTEREST AND INCOME TAXES PAID
      Interest paid during the period                                   754,260        436,962
                                                                    ============   ============
      Income taxes paid (refunded)                                            -              -
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

On June 12, 1997, KPG engaged in a step reverse merger transaction with the shareholders of J. M. T. Group Company Limited and J. M. T. Duty Free Company Limited (Thai corporations) whereby an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 99.94% of the issued and outstanding shares of J. M. T. Group Company Limited and 94.95% of the issued and outstanding shares of J. M. T. Duty Free Company Limited.

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

On June 12, 1997, KPG exchanged an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 99.94% of the issued and outstanding shares of J.M.T. Group Company Limited and 94.95% of the issued and outstanding shares of J.M.T.Duty Free Company Limited. This step reverse merger was treated as a recapitalization of KPG. Accordingly, the assets, liabilities and business operations of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited are recognized at historical cost. The combined historical financial statements of the KPG, J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited become the historical financial statements of King Power International Group Company Limited.

The remaining 5.0% of issued and outstanding stock of J.M.T. Duty Free Company Limited which was not acquired by KPG is presented in the accompanying financial statements as Minority Interest.

On August 18, 1997, the Company sold 250,000 newly issued shares of common stock to Tower Hill Group Limited (125,000 shares) and Wonfield Investments Limited (125,000 shares), with both entities located in Taipei, Taiwan, Republic of China at a price of $8.00 per share. The total consideration received for such shares was $2,000,000. Of the newly issued share, 125,000 shares were placed in escrow until May 1, 1998 subject to an additional payment of $4.00 per share on the total of 250,000 shares issued or $1,000,000 in the event that the earnings per share for the Company are at least $1.01 per share for the calendar year ending December 31, 1997. If the earnings per share are below $1.01 per share, then the escrow shares are to be released to the purchasers without further consideration. No underwriter or placement agent was used. The sale was conducted pursuant to Regulation S promulgated under the United States Securities Act of 1933, as amended. Accordingly, the shares were sold to Non-US persons and entities in transactions outside the United States.

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                    Notes to Financial Statements - Continued




Note 6 - Income Taxes

As discussed in Note 2-5, KPG, JMT Group and JMT Duty Free file separate income tax returns in either the United States, in the case of KPG, or Thailand, in the cases of JMT Group and JMT Duty Free. JMT Group has a net operating loss carry forward which may be utilized to offset future Thailand income taxes. As of September 30, 1997, this net loss carry forward was approximately 321.15 million Baht of approximately $ 7.34 million in equivalent US Dollars.

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


Note 7 - Contingencies and Extraordinary item - unrealized loss on currency exchange rate

On July 2, 1997, the Thailand government announced the change to a "Managed Float" system of currency conversion for the Thai Baht. This action caused a change in the US Dollar equivalent from approximately 25 Baht per US Dollar to approximately 28.90 Baht per US Dollar. Had this change been effect on September 30, 1997, the change would have created a charge to operations of approximately
51.80 million Baht or approximately 1.51 million US Dollars (approximately $(0.08) per share).


Note 8 - The change in the subsidiary companies' names

On September and 30 September 9, 1997, respectively, the subsidiary companies, "J.M.T. Group Company Limited" and J.M.T. Duty Free Company Limited changed their names to "King Power Tax Free Company Limited" and "King Power Duty Free Company Limited", respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 (1)   Effect on the Change in Foreign Currency  Exchange System

On the 2nd July, 1997, the Thai government announced the change of foreign currency conversion to a "Managed Float" system. The two subsidiary companies, KPG Duty Free Company Limited (J.M.T. Duty Free Co., Ltd.) and KPG Tax Free Company Limited (J.M.T. Group Co., Ltd.) suffered the loss on exchange rate from the debt settlement after the devaluation date. In order to cope with and compensate for this loss situation, the management of those companies decides to include the effect of Baht devaluation in setting retail prices and to change the retail pricing policy of King Power Duty Free Company Limited to set all the retail prices as US Dollar instead of as Thai Baht.

The result of Thai Baht devaluation will attract and promote tourism in Thailand, and should increase the sales volume of both companies in Thailand. The unrealized loss on foreign exchange of US $ 2.80 million was separately presented in the statement of income for the fair determination of net realized income for the quarter ended September 30, 1997.


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

2.1  Sales revenue

For the nine months ended September 30, 1997, the Company realized merchandise sales revenues of approximately $66.64 million as compared to approximately $28.50 million for the same period in 1996. This growth relates to the trends and business maturation discussed above. The separate 1997 third quarter results show merchandise sales of approximately $10.71 million as compared to approximately 10.92 million for the same period in 1996. This decrease is directly attributable to the devaluation of Baht that took place during the third quarter of 1997. However, the opening of King Power Duty Free stores, an increae in number of tourists coming to Thailand due to the depreciation of a Thai Baht and due to the strong promotion of "Amazing Thailand Year 1998-1999" in the world-wide public media, should help to minimize the impact of the devaluation.

2.2  Cost of sales

Cost of sales for the nine months ended September 30, 1997 and 1996, respectively, was approximately $26.97 million and $10.19 million with gross margins of approximately 23.24% and 10.63%. The gross margin in 1997 materially increased from that in 1996 because King Power Tax Free is required to pay concession fee at the fixed rate as defined in the concession agreement. Therefore, a significant increase in sales volume reduced the ratio of the concession fee to the revenue from 54.95% in 1996 to 36.30% in 1997.

Cost of sales for the three months ended September 30, 1997 and 1996, respectively, were approximately $3.27 million and $.356 million, with gross margins of approximately 31.76% and 28.85%. This increase is directly attributable to the adjustment of the selling prices of goods after the Baht devaluation at the average rate of 30% above the selling prices during the second quarter 1997.

2.3  Direct selling expenses

Direct selling expenses, excluding depreciation and realized loss on foreign exchange, reflect the maturation of the Company's business as they have improved from approximately US$ 3.47 million (12.18% of merchandise sales of $28.50 million) for the nine months ended September 30, 1996 to approximately US$ 6.05 million (9.08% of merchandise sales of $66.64 million) for the nine months ended September 30, 1997. This improvement is mainly due to the increase in the effectiveness and the efficiency of the sales team by the continuously intensive training. Consequently, for the three month ended September 30, 1996 and 1997, respectively, the direct selling expense increased from US$ 1.25 million to US $ 1.43 million with the increase in cost percentage to sales revenue of 11.45% to 13.31% respectively, due to the effect of the Baht devaluation.

2.4   General and administrative expenses

General and administrative expenses for the nine months ended September 30, 1997 and 1996 is $ 12.24 million (3.37% of total revenues) and $0.34 million (1.19% of total revenues) respectively, and for the three months ended September 30, 1997 and 1996 is $0.35 million (3.29% of total revenues) and $ 0.15 million (1.28% of total revenues) respectively. General and administrative expenses have significantly fluctuated in relationship to the overall growth of the Company's operations and inventory positions. These items have been designated by management for constant and consistent review of these items to control unnecessary expenditures.

2.5  Overall net income

Overall net income for the nine months ended September 30, 1997 was approximately of US$ 3.00 million ($0.15 per share) compared to a loss of approximately US$ (0.91 million) ( $(0.05) per share )for the same period in 1996. Net loss for the three months ended September 30, 1997 was approximately of $ (2.43 million) as compared to net income of approximately $1.69 million for the same period in 1996. The ability to generate the sales income and the strict control over the cost and expenses major contributors to this improvement in the net income. However, the unrealized loss on foreign exchange from Baht devaluation of $ 1.51 million, the unrealized loss from the converting foreign currency for financial reporting purposed of $1.29 million, and unrealized loss on foreign exchange from the conversion of the foreign debt at the quarter ended date of $ 1.29 million, will reflect a major reduction in overall net income of the three-months and nine-months ended September 30, 1997.

2.6  Inventory Ratio

The ratio of inventory divided by revenue for the three months ended September 30, 1997 and 1996 was approximately 191% and 14% respectively. The inventory ratio at September 30, 1997 was significantly increased from that at September 30, 1996 because King Power Duty Free and King Power Tax Free were constructing four new selling outlets and were expanding the space of the existing selling outlets and storage warehouses at the airports in order that those companies can be in the best position to serve the increased demand for goods from the number of tourists during the Christmas and New Years holidays, and during the Amazing Thailand Year 1998-1999. Those companies had to keep high levels of inventory in order to meet the anticipated increase in demand by customers for their goods.

(2)   Liquidity

As of September 30, 1997, and 1996, the Company has negative working capital amounting to US$ (4.9 million) and US $ (7.1 million) respectively. The principal cause of this deficit is the existence of short-term bank debt used to finance inventory and operations. Management anticipates improvement in this area as sales continue to grow and operational needs stabilize. The Company reported cash used in operations of approximately $(2.73) million during the nine months of 1997 as compared to cash used in operations of approximately $(6.66 million) during the same period of 1996.

The Company has identified specific needs for capital expenditures related to its various airport stores and to facilitate the acquisition of various management contracts, which remain under negotiation at this time, with various related parties controlling similar general merchandise and duty free operations within Thailand and other Asian countries. To fulfill these anticipated capital requirements, the Company is interviewing various investment banking institutions to facilitate the sale of securities by the Company. Additional liquidity requirements mandated by future business expansions or acquisitions, if any, cannot be specifically identified at this time because no definitive plans have been formulated by management yet.

Part II - Other Information

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3 - Defaults on Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders - none

Item 5 - Other Information

5.1  Monetary Assets and Liabilities Denominated in Thai Baht

As of September 30, 1997, the amount of monetary assets and liabilities which is denominated in Thai Baht are as follows:

                                                                       US Dollar
         Monetary Assets

Cash and equivalents                                                     909,567
Accounts Receivable
         Trade                                                           611,619
         Refundable value added tax                                    1,403,977
         Related parties                                               3,042,443
         Other unrelated entities                                        451,151
         Directors                                                     4,060,190
Other current assets                                                   1,888,441
Restricted deposit                                                     8,319,314
Other non-current assets                                                 909,802


         Monetary Liabilities

Cash overdraft                                                         1,081,426
Short-term note payable to bank                                        3,188,256
Bank loan                                                              2,190,581
Current maturities of long-term debt                                       7,158
Current maturities of hire-purchase payable                               29,663
Accounts payable
         Unrelated parties                                            11,789,066
         Related parties                                                 165,809
Advance form related parties                                              82,140
Other accrued liabilities
         Concession fees                                               1,565,910
         Other                                                         1,498,481

Long-term loan from affiliated company                                 1,180,352
Other liabilities                                                        354,159

Item 6 - Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    KING POWER INTERNATIONAL GROUP CO., LTD.





November 16, 1998                         /s/ Vichai Raksriaksorn
-------------------                      -----------------------------
                                               Vichai Raksriaksorn
                                   President, Chairman of the Board and Director





November 16, 1998                         /s/ Viratana Suntaranond
-------------------                      ------------------------------
                                              Viratana Suntaranond
                                        Chief Financial Officer and Director