Form 10QSB/A
period 1997-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1998-11-30
CIK 787690

Form 10QSB/A
--------------------------------------------------------------------------------
                    KING POWER INTERNATIONAL GROUP CO., LTD.



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A2
                  For the quarterly period ended June 30, 1997


(Mark one)
  XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 1-13205

                    KING POWER INTERNATIONAL GROUP CO., LTD.
        (Exact name of small business issuer as specified in its charter)

    Nevada                                                       75-2641513
State of incorporation)                                 (IRS Employer ID Number)

26th - 27th Floor, Siam Tower, 989 Rama 1 Road, Patumwan, Bangkok 10330 Thailand
                    (Address of principal executive offices)

                                011 (662)658-0090
                           (Issuer's telephone number)



--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 25, 1998: 20,250,000

Transitional Small Business Disclosure Format (check one):    YES  NO  X

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                 Form 10-QSB for the Quarter ended June 30, 1997

                                Table of Contents



                                                                            Page
Part I -    Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          15


Part II -   Other Information                                                 16

  Item 1   Legal Proceedings                                                  16

  Item 2   Changes in Securities                                              16

  Item 3   Defaults Upon Senior Securities                                    16

  Item 4   Submission of Matters to a Vote of Security Holders                16

  Item 5   Other Information                                                  16

  Item 6   Exhibits and Reports on Form 8-K                                   16

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996


                                     ASSETS

                                           (Unaudited)       (Audited)
                                             June 30,      December 31,
                                              1997            1996
                                            (restated)
                                          ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents              $  3,355,931    $  1,140,832
   Accounts receivable
      Trade                                    514,104          73,334
      Refundable value added tax             1,756,392         922,619
      Related parties                          985,456          74,161
      Other unrelated entities                  16,718            --
      Directors                              4,688,054       1,876,164
   Inventories and purchase deposits        22,887,726       7,086,427
   Prepaid expenses and other                1,842,243         371,782
                                          ------------    ------------
      Total current assets                  36,046,624      11,545,319

                                          ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
   Leasehold improvements                    3,441,168       1,609,928
   Equipment and fixtures                    1,528,566         851,627
   Building and land                           405,104            --
   Vehicles                                    475,272         221,308
                                          ------------    ------------
                                             5,850,110       2,682,863
   Less accumulated depreciation              (880,214)       (419,039)

                                          ------------    ------------
      Net property, plant and equipment      4,969,896       2,263,824

                                          ------------    ------------

OTHER ASSETS
   Restricted deposit                       11,609,960       9,547,451
   Other                                     1,552,652         387,146

                                          ------------    ------------
      Total other assets                    13,162,612       9,934,597
                                          ------------    ------------

TOTAL ASSETS                              $ 54,179,132    $ 23,743,740
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



            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 1997 and December 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             (Unaudited)     (Audited)
                                                               June 30,       December 31,
                                                                1997           1996
                                                             (restated)
                                                             ------------    ------------

CURRENT LIABILITIES
   Cash overdraft                                            $    493,647    $    937,804
   Short-term note payable to bank                             13,621,296       5,652,964
   Current maturities of long-term debt                             9,806            --
   Current maturities of hire-purchase payable                     37,338          63,488
   Accounts payable - trade
      Unrelated parties                                        22,152,247       9,766,916
      Related parties                                           4,217,243       1,284,554
   Advances from related parties                                     --           685,012
   Other accrued liabilities
      Concession fees                                           1,670,627            --
      Other                                                     1,586,971       1,017,113

                                                             ------------    ------------
      Total current liabilities                                43,789,175      19,407,851

                                                             ------------    ------------
LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                      374,959            --
   Hire-purchase payable                                           74,131          55,010
                                                             ------------    ------------
      Total liabilities                                        44,238,265      19,462,861
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                 591,384         350,096
                                                             ------------    ------------
SHAREHOLDERS' EQUITY
   Common stock - $0.001 par value.  100,000,000 shares
      authorized.  20,000,000 and 19,075,316 shares issued
      and outstanding, respectively                                20,000          19,075
   Additional paid-in capital                                  18,961,395      19,258,069
   Accumulated deficit                                         (9,631,912)    (15,340,361)
                                                             ------------    ------------

                                                                9,349,483       3,936,783
   Treasury stock - at cost (33,334 shares)                          --            (6,000)
                                                             ------------    ------------
      Total shareholders' equity                                9,349,483       3,930,783
                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 54,179,132    $ 23,743,740
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


                                         Six months      Six months      Three months   Three months
                                           ended           ended           ended          ended
                                        June 30, 1997   June 30, 1996   June 30, 1997  June 30, 1996
                                         (restated)                     (restated)
                                        -------------   -------------   -------------  -------------

REVENUES
   Net merchandise sales                 $ 55,924,265   $ 17,576,750    $ 28,542,075   $  8,284,026
   Gain on foreign exchange                   674,376        254,233         578,478         90,831
                                         ------------   ------------    ------------   ------------
      Total revenues                       56,598,641     17,830,983      29,120,553      8,374,857
                                         ------------   ------------    ------------   ------------

COST OF SALES
   Product costs                           23,695,493      6,631,133      12,037,578      3,054,116
   Concession fees                         20,147,897     11,320,052      10,324,393      4,979,905
                                         ------------   ------------    ------------   ------------
      Total cost of sales                  43,843,390     17,951,185      22,361,971      8,034,021
                                         ------------   ------------    ------------   ------------

GROSS PROFIT                               12,755,251       (120,202)      6,758,582        340,836
                                         ------------   ------------    ------------   ------------

OPERATING EXPENSES
   Selling expenses
      Salaries and related costs            3,646,293      1,840,636       2,041,534        986,321
      Other selling expenses                1,959,783        381,299       1,099,040        193,795
      Depreciation                            462,256         71,335         335,209         35,484
   General and administrative expenses      1,891,747        199,946       1,231,092        107,269
   Interest expense                           442,775          3,824         379,058          3,670
                                         ------------   ------------    ------------   ------------
      Total operating expenses              8,402,854      2,497,040       5,085,933      1,170,501
                                         ------------   ------------    ------------   ------------

INCOME (LOSS)
   FROM OPERATIONS                       $  4,352,397   $ (2,617,242)   $  1,672,649   $   (985,703)
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


                               Six months      Six months      Three months    Three months
                                 ended           ended           ended           ended
                               June 30, 1997  June 30, 1996    June 30, 1997   June 30, 1996
                                 (restated)                     (restated)
                               -------------  -------------    -------------   -------------

INCOME (LOSS)
   FROM OPERATIONS             $  4,352,397    $ (2,617,242)   $  1,672,649    $   (985,703)

OTHER INCOME (EXPENSES)
   Interest income                1,132,518          11,020         634,146          11,020
   Other                            180,744            --            32,017            --
                               ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES AND MINORITY
   INTEREST                       5,665,659      (2,491,592)      2,338,812        (772,533)

PROVISION FOR
   INCOME TAXES                        --              --              --              --
                               ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
   MINORITY INTEREST              5,665,659      (2,491,592)      2,338,812        (772,533)

MINORITY INTEREST                  (240,713)          2,933        (125,128)          2,933
                               ------------    ------------    ------------    ------------

NET INCOME (LOSS)              $  5,424,946    $ (2,488,659)   $  2,213,684    $   (769,600)
                               ============    ============    ============    ============

Earnings (loss) per share of
   common stock outstanding    $       0.28    $      (0.13)   $       0.11    $      (0.04)
                               ============    ============    ============    ============

Weighted-average number
   of shares outstanding         19,351,188      19,075,016      19,351,188      19,075,016
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




                   KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                        Six months       Six months
                                                          ended            ended
                                                        June 30, 1997   June 30, 1996
                                                        (restated)
                                                        -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                    $  5,424,946    $ (2,488,659)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Minority interest                                   240,713          (2,933)
         Depreciation and amortization                       462,256          71,335
         Effect of converting foreign
            currency for financial reporting purposes         (2,749)        (48,325)

         (Increase) decrease in
            Accounts receivable - trade                     (440,769)           --
            Refundable value added taxes                    (833,773)         (2,919)
            Inventory                                    (16,135,011)         30,947
            Prepaid expenses and other assets             (1,470,461)       (419,443)
            Restricted deposits                           (2,062,508)     (2,811,625)
         Increase (decrease) in
            Trade accounts payable                        14,860,336       1,049,163
            Other accrued liabilities                      2,698,168
                                                                           1,670,545
            Minority interest                                 (1,293)           --

                                                        ------------    ------------
Net cash provided by operating activities                  2,739,855      (2,951,914)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to related parties                         (911,295)       (648,404)
   Cash advanced to other unrelated entities                 829,881            --
   Cash advanced to directors                             (2,811,890)     (7,243,933)
   Cash invested in other companies                            1,904        (232,558)
   Cash paid for property, plant and equipment            (3,681,217)       (246,201)
   Addition in long term assets                           (1,167,409)           --
                                                        ------------    ------------
Net cash used in investing activities                     (7,740,026)     (8,371,096)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Reduction of cash overdraft                              (444,157)       (362,393)
   Net change in short term note payable                   7,968,332       3,941,664
   Principal advanced on long-term debt                      384,765            --
   Cash advances repaid to related parties                  (685,012)           --
   Cash received in initial capitalization of
      J. M. T. Duty Free Company, Limited                       --         7,889,193
   Net change in hire-purchase agreement                      (7,029)         97,556
                                                        ------------    ------------
Net cash provided by financing activities                  7,216,899      11,566,020
                                                        ------------    ------------


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


                                                   Six months     Six months
                                                     ended          ended
                                                  June 30, 1997  June 30, 1996
                                                   (restated)
                                                  -------------  -------------


INCREASE IN CASH AND CASH EQUIVALENTS               2,216,728         243,010
Cash and cash equivalents at beginning of period    1,139,203         455,093
                                                   ----------      ----------
Cash and cash equivalents at end of period         $3,355,931      $  698,103
                                                   ==========      ==========



SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period              $  442,775      $    3,824
                                                   ==========      ==========

      Income taxes paid (refunded)                 $     --        $     --
                                                   ==========      ==========





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

               December 31, 1995                    25.20 Baht per $1
               June 30, 1996                        25.37 Baht per $1
               December 31, 1996                    25.62 Baht per $1
               June 30, 1997                        25.79 Baht per $1

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

These financial statements reflect the books and records of King Power International Group Co., Ltd., J. M. T. Group Company, Ltd., and J. M. T. Duty Free Company, Ltd. for the periods ended June 30, 1997 and 1996, respectively, as if the businesses had been combined as of the beginning of the first period presented.. All significant intercompany transactions have been eliminated in combination. The consolidated entities are collectively referred to as the Company.

During interim periods, the Company follows the accounting policies set forth in the individual audited financial statements of J. M. T. Group Company, Ltd. and
J. M. T. Duty Free Company, Ltd. in the Current Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-K/A filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet data was combined using the audited financial statements of the respective entities. The June 30, 1997 financial information was extracted from the combined unaudited financial statements from the respective entities, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Current Report Pursuant to
Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-K when reviewing the interim financial results presented herein.

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

                    KING POWER INTERNATIONAL GROUP CO., LTD.

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

On June 12, 1997, KPG exchanged an aggregate of approximately 18,800,000 shares of restricted, unregistered common stock was exchanged for 99.94% of the issued and outstanding shares of J. M. T. Group Company, Ltd. and 94.95% of the issued and outstanding shares of J. M. T. Duty Free Company, Ltd. This step reverse merger was treated as a recapitalization of KPG. Accordingly, the assets, liabilities and business operations of J. M. T. Group Company, Ltd. And J. M. T. Duty Free Company, Ltd. are recognized at historical cost. The combined historical financial statements of the KPG, J. M. T. Group Company, Ltd. and J.
M. T. Duty Free Company, Ltd. become the historical financial statements of King Power International Group Co., Ltd.

The remaining 5.0% of issued and outstanding stock of J. M. T. Duty Free Company, Ltd. which was not acquired by KPG is presented in the accompanying financial statements as Minority Interest.

                    KING POWER INTERNATIONAL GROUP CO., LTD.

Note 6 - Income Taxes

As discussed in Note 2-5, KPG, JMT Group and JMT Duty Free file separate income tax returns in either the United States, in the case of KPG, or Thailand, in the cases of JMT Group and JMT Duty Free. JMT Group has a net operating loss carryforward which may be utilized to offset future Thailand income taxes. As of June 30, 1997, this net loss carryforward was approximately 342,792,516 Thai Baht or approximately $13,291,684 in equivalent US Dollars.

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

Part I - Item 2



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(1)   Results of Operations

JMT Duty Free began operations at the beginning of 1997. The results for the six months ended June 30, 1997 show a continuing maturation and growth in the duty free section of the Company's stores in the various Thailand airports. Further growth is being experienced in general merchandise sales through the JMT Group stores in the same airports as a result of increased tourism and connecting passenger traffic through these facilities. Management anticipates that Thailand will continue to be a significant destination and transfer point for air travel throughout Asia.

For the six months ended June 30, 1997, the Company realized merchandise sale revenues of approximately $55.9 million as compared to approximately $17.6 million for the same period in 1996. This growth relates to the trends and business maturation as discussed above. The separate 1997 second quarter results show merchandise sales of approximately $28.5 million as compared to approximately $8.3 million for the same period in 1996. Much of this increase relates directly to the opening of JMT Duty Free. Additionally, airport passenger traffic during the second quarter of a Calendar Year is the weakest, based upon Company statistics, due to limited holiday travel and other events which curtail leisure travel in the Asian market.

Cost of sales for the six months ended June 30, 1997 and 1996, respectively, were approximately $43.8 and $17.9 million with gross margins of approximately 22.81% and (0.01)%. Excluding concession fees paid to the Airports Authority of Thailand, gross margins for the comparable six month periods were approximately 58.84% and 62.81%, respectively. The continuation of the maturing of the duty free operations were contributing factors to these fluctuations.

Direct selling expenses, excluding depreciation, reflect the maturation of the Company's business as they have improved from approximately 12.6% of merchandise sales ($2.22 million) for the six months ended June 30, 1996 to approximately 10.02% ($5.61 million) for the six months ended June 30, 1997. General and administrative expenses and interest expenses have fluctuated in relationship to the overall growth of the Company's operations and inventory positions. These items have been designated by management for constant and consistent review of these items to control unnecessary expenditures.

Overall net income for the six months ended June 30, 1997 was approximately $0.28 per share compared to a loss of approximately $(0.13) per share for the same period in June 30, 1996. Net income for the period ended June 30, 1997 was approximately $5.42 million as compared to a net loss of approximately $(2.49) million for the same period in 1996.

(2)   Liquidity

As of June 30, 1997, the Company has negative working capital for the periods ended June 30, 1997 and 1996, respectively. The principal cause of this deficit is the existence of short-term bank debt used to finance inventory and operations. Management anticipates improvement in this area as sales continue to grow and operational needs stabilize. The Company achieved positive cash flows from operations of approximately $2.74 million during the first six months of 1997 as compared to cash used in operations of approximately $(2.95) during the same period of 1996. Further, JMT Group has a net operating loss carryforward of approximately $13 million (US Dollars) to offset future Thailand income taxes, if any, in future periods.

The Company has identified specific needs for capital expenditures related to its various airport stores and to facilitate the acquisition of various management contracts, which remain under negotiation at this time, with various related parties controlling similar general merchandise and duty free operations within Thailand and other Asian countries. To fulfill these anticipated capital requirements, the Company is interviewing various investment banking institutions to facilitate the sale of Company securities. Additional liquidity requirements mandated by future business expansions or acquisitions, if any, cannot be specifically identified at this time because no definitive plans have been formulated by management yet.




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

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

June 22, 1997 Form 8-K/A to disclose step reverse merger to recapitalize the Company and acquire 99.94% of the issued and outstanding shares of J. M. T. Group Company, Ltd. and 94.95% of the issued and outstanding shares of J. M. T. Duty Free Company, Ltd.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    KING POWER INTERNATIONAL GROUP CO., LTD.



November 30, 1998                       /s/ Vichai Raksriaksorn
                                        ----------------------------------------
                                            Vichai Raksriaksorn
                                            President, Chairman of the Board
                                              and Director



November 30, 1998                       /s/  Viratana Suntaranond
                                        ----------------------------------------
                                             Viratana Suntaranond
                                               Chief Financial Officer and
                                               Director