Form 10-K
period 1998-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 1999-04-09
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

     X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       OR

          Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ________

                         Commission File Number 1-13205


                    KING POWER INTERNATIONAL GROUP CO., LTD.
             (Exact name of registrant as specified in its charter)

       NEVADA                                                   75-2641513
(State of incorporation)                                      (I.R.S. Employer
Identification No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


Number of share of Common Stock of the registrant outstanding as of February 26, 1999: 20,250,000 shares.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $2.31 per share for the registrant's common stock as reported by the American Stock Exchange as of February 26, 1999 was approximately $19,200,720.

                                TABLE OF CONTENTS

Item Number                                                                 Page

Part I
1.       Business                                                             4
2.       Properties                                                           9
3.       Legal Proceedings                                                    9
4.       Submission of Matters to a Vote of Security Holders                  9

Part II
5.       Market for the Company's Common Stock and Related Stockholder
         Matters                                                              9
6.       Selected Financial Data                                              10
7.       Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                            11
7A.      Quantitative and Qualitative Disclosures of Market Risk              14
8.       Financial Statements                                                 20
9.       Changes In and Disagreements with Accountants on Accounting
         And Financial Disclosure                                             44

Part III
10.      Directors, Executive officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    45
11.      Executive Compensation                                               48
12.      Security Ownership of Certain Beneficial Owners and Management       49
13.      Certain Relationships and Related Transactions                       50

Part IV
14.      Exhibits and Reports on Form 8-K                                     52

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company or its management as well as assumptions made by and information currently available to the Company or its management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

PART I

ITEM 1            BUSINESS

General

         The global duty free business is a multi-billion dollar industry in which luxury and brand name merchandise such as perfumes and cosmetics, liquor and tobacco and general merchandise products are sold to travelers exempt from import duties and taxes, within certain allowances, at their respective destinations. Since 1993, the global duty free business grew at a compounded annual growth rate of 5.4 % in terms of revenue from US$17 billion in 1993 to US$21 billion in 1997.

         The travel-retail industry, which is defined as all of the business activities involved in the duty-free and tax-free businesses, including selling goods at traveling ports (principally airports) and on airplanes, at tourist centers, at resorts and in major cities, etc., began to develop in 1964 when Japanese retailers began establishing duty free shops around the region. As trade among the countries within the region increased, the Asian duty free business began to grow. The Asian travel-retail industry was given additional impetus when trade between Asian countries and the United States and European countries began to grow further. This increase in trade resulted in an increase in tourism by travelers from the United States and Europe. Consequently, Thailand became the most popular travel destination among Southeast Asia's countries, welcoming more than 33 million passengers traveling through the International Airports in Thailand during 1998. During the 1990's the number of passengers has increased at a compounded average growth rate of 7% from 19 million in 1990 to 33 million passengers in 1998, according to Airports Authority of Thailand (AAT).

         King Power International Group Co., Ltd. (the "Company") is currently the leading travel-retail operator in Thailand. The Company operates and manages 27 duty free and 28 tax free stores, via two concession agreements with the AAT, throughout all of Thailand's major airports. At the end of 1998, the Company has approximately 51,100 square feet of retail space at the Bangkok and Provincial International Airports, which represented growth in retail space from the end of 1997 of approximately 20%.

Background and Organization of the Company
------------------------------------------

         The Company (formerly known as Immune America, Inc.) was incorporated under the laws of the State of Nevada in 1985. Until June 12, 1997, this Company was inactive and was regarded as a development stage company.

         On June 12, 1997, the Company engaged in a reverse merger transaction with the shareholders of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited, whereby an aggregate 18,800,000 shares of restricted, unregistered common stock was exchanged for 99.94% of the issued and outstanding shares of J.M.T Group Company Limited and 94.95% of the issued and outstanding shares of J.M.T. Duty Free Company Limited.

         The reverse merger was treated as a re-capitalization of the Company. Accordingly, the assets, liabilities and business operations of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited are recognized at historical cost. The consolidated historical financial statements of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited became the historical financial statements of the Company.

         Concurrent with the reverse merger, the Company changed its corporate name from Immune America, Inc. to King Power International Group Co., Ltd. Subsequently, on September 9, 1997 J.M.T. Duty Free Company Limited changed its corporate name to King Power Duty Free Company Limited and on October 10, 1997 J.M.T. Group Company Limited changed its corporate name to King Power Tax Free Company Limited.

         The Company operates its current businesses through two divisions: the Tax Free Division and the Duty Free Division.

Tax Free Division
-----------------

         King Power Tax Free Company Limited (the "Tax Free Division" or, sometimes, "KPD") is a Thai corporation engaged in selling various souvenirs and consumer products in the International and Domestic terminals of all the major airports located in Thailand to international and local travelers. The Tax Free Division holds the exclusive operating license granted by the AAT for all shops of this specific nature.

         At the end of 1998, the Tax Free Division operated 28 stores within Thailand's major international and domestic airports, totaling more than 22,250 square feet of retailing space compared to 6,181 square feet in 1993 when it first began operations. There are now 18 shops located in the various terminals, which comprise the Bangkok International Airport; 11 of these shops are located in the airside departure terminals. The landside shops are established in seven different locations in the departure and arrival halls of both terminals. The Tax Free Division sells domestically manufactured general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectionery, free of Thailand's value-added-tax.

         There are ten shops, located in the domestic terminals at the Bangkok, Chiang Mai and Phuket domestic and international airports, selling indigenous general merchandise of Thailand, together with local specialty goods.

         The Company is proud to be active participant in the promotional campaign known as "Amazing Thailand" for the years 1998 and 1999. Of the four new shops, two shops were opened in joint operations with AAT, the Tourism Authority of Thailand ("TAT"), and the Department of Industrial Promotion from the Ministry of Industry and dedicated to the "Amazing Thailand" promotion.

Duty Free Division
------------------

         King Power Duty Free Company Limited (the "Duty Free Division" or, sometimes, "KPD" ) is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in duty free shops located in the international terminals of all of the major airports in Thailand. The Duty Free Division holds a non-exclusive license to operate duty free shops from the AAT for shops of this specific nature until December 2001.

         The Duty Free Division operates 27 duty free stores, with approximately 28,850 square feet of retail space, in Thailand's International Airports at Bangkok, Chiang Mai, Phuket and Hat Yai. The Duty Free Division accounts for 60% of the total duty free retail space currently used in these four airports. The Duty Free Division's merchandise mix consists of top quality brand name liquor and tobacco products, luxury goods such as watches, perfumes, cosmetics, fashion accessories, gourmet food and chocolates. In Thailand all imported merchandise is subject to import duties and governmental taxes. However, the Duty Free Division's goods are sold exclusively for departing passengers and are free of all import duties, excise taxes and the value-added-tax imposed by the Thai government.

The Duty Free Division started its operation on January 1, 1997. During 1998, the Duty Free Division successfully introduced Harrods of Knightsbridge U.K as the first duty-free Harrods in Asia located in both Terminals of the Bangkok International Airport. Additionally, the Company has also introduced specialty stores focusing on well known fashion designers, such as Ferragamo, Versace, Cartier, Dunhill, Etro, Fendi, Bally, Lanvin, and Givenchy located in the Terminal I of the Bangkok International Airport.

         Both the Duty Free Division's and the Tax Free Division's sales and their overall performance and results are subject to the influence of external factors, some of which are beyond the Company's control. These include the distribution of airlines at particular terminals, the routes that are serviced by those airlines, loading levels of airline passengers, and economic and other conditions affecting the airlines servicing Thailand in general. The Company strategically manages those factors within its control in order to maximize its performance and minimize the effect of those that it cannot control. The Company believes that the devaluation of the Thai Baht, relative to the U.S. dollar, will continue to encourage a greater number of tourists and travelers to come to Thailand in the future which should result in a significant positive effect on the Company's business, both as to sales volumes and profits.


King Power International Group (Thailand) Co., Ltd.
---------------------------------------------------

         King Power International Group (Thailand) Co., Ltd. was principally formed to lease the Company's Head Office in the Siam Tower in Bangkok in 1997. The rental expenses for this facility are allocated according to the actual usage by each of the Company's subsidiaries. Management has decided to have the subsidiaries lease their premises directly from the leasor effective as of January 1999 in order to prevent unnecessary repetitive payment of corporate income taxes among the Company's subsidiaries.

Regulation
----------

         The Duty Free operations are subject to the regulated supervision of the Customs Department of Thailand ("Customs"). All imported merchandise is received and stored in the Company's bonded warehouses in Thailand where it is exempt from all import duties, excise taxes and value-added-taxes of Thailand. Since the merchandise is sold without duties or taxes, it must remain within the bonded warehouses until it is requested to transfer to the respective Duty Free stores for sales.

         The Company has a total of four bonded warehouses located in Bangkok, Chiang Mai, Phuket and Hat Yai serving all of the Duty Free Division's shops in Thailand. Transfer of any bonded merchandise must be documented and approved by Customs before these products are transferred for sale to the traveling public at the various retail stores. Customs makes regular inspections of the inventory in the bonded warehouses and shop premises. With this tightly regulated control from Customs, customers are assured that all products sold by the Company are genuine and of the highest quality.


Suppliers, Distribution and Inventory Control
---------------------------------------------

         The Company purchases both local and imported merchandise from more than 550 vendors worldwide. This supplier base gives the Company a choice to selectively purchase the highest quality products and to negotiate with vendors for the lowest cost, in order for the Company to supply its customers with the best possible value for their money. Currently, the Company does not have any long-term purchase commitments.

         Through the Company's historically strong relationships with many of its suppliers, the Company has secured exclusive agreements from numerous suppliers to be the sole agent for the sale of their products in Thailand in the duty free shops. Furthermore, the Company receives significant sales support from these vendors. These supports include in-store displays, gift-with-purchase items, sales incentives, advertisements, staff training, signage and sales personnel.

         Merchandise is generally shipped directly from vendors to the Company's bonded warehouses for the Duty Free Division and delivered to the Company's warehouses at the airport or downtown for the Tax Free Division. The Company's inventories are strictly controlled to comply with Customs' regulations. Detailed records documenting the receipt, the transfer and sale of all merchandise are kept by the Company to certify the authenticity and excellence of the products sold by the Company.

         The Company uses an outside shipping contractor to provide the services of customs clearing for the imported merchandise into Thailand and directly to the Company's bonded warehouses.

         In order to control inventory levels, the Company uses automated replenishment systems. Transfers are made to stores in accordance with demands identified by respective store's managers. The Company maintains the overall control of enough stock displays in respective stores and repurchasing point of inventory level in respective warehouses.

         The Company's computerized inventory control system allows the Company to: (1) identify the merchandise needs at each store, (2) promptly reorder merchandise from the vendors, and (3) comply with the Customs' record-keeping requirements. Through the Company's automated system, appropriate product mixes are maintained to maximize merchandise turnovers. The Company has rarely experienced problems with obsolescence because the turnover frequency for most products is rapid and slow moving products are quickly identified.

Employees
---------

         The Company's business as conducted in it shops is labor intensive. The Company currently employes approximately 1500 persons. Each member of the sales staff is equipped with special selling skills geared to the Travel-Retail business, that is, they are fluent in many languages and have extensive product knowledge in order to handle sales discussions with foreign customers. Management promotes job enhancement at every level of the staff to ensure maximum job satisfaction in return for the highest productivity by each employee. For example, the Company maintains a Training Center to encourage the learning of managerial skills, languages, product knowledge, etc. and has implemented the ISO 9002 standards of operation. Employee turn-over continues to be very low and Management foresees no problems in maintaining its capable staff of employees as long as the Company sustains its market share and the growth of its businesses.

Competition
-----------

         The Company foresees no competition for the Tax Free Division. During 1997, the Company was granted an extension by the AAT of the Tax Free Division's license for the exclusive right to operate and sell gifts and general merchandise at the Bangkok International Airport, for a further five year term extending from 1998 to 2003.

         The Company has developed strong relationships with the AAT over the years and as a result of this and the major contributions which the Company has made to increase tourism to Thailand, the Company believes that the renewal and extension of the Duty Free Division's license will be on terms favorable to the Company.

         In Thailand, there are several barriers for parties wishing to enter into the duty free business. Any new entrant company must be of Thai ownership who have proven Asian regional duty free experience, particularly with regard to serving international passengers and Thai Nationals. For a new entrant, the company's management must be comprised of Thai nationals and it must reach a minimum turnover in duty free business. Additionally, the new entrant must possess bonded warehouse facilities located in Thailand and should be already carrying all major international brands in its portfolio of merchandise.

Economic Conditions and Exchange Rates
--------------------------------------

         The principal customers of the Company are the traveling public utilizing the International and Domestic Airports at Bangkok, Chiang Mai, Phuket and Hat Yai. The Company's businesses closely tie up with economic conditions of countries where the travelers come from. The Company has strategically confronted the current economic turmoil of the Asia Pacific region with decisive actions to minimize the adverse effects on its operations.

         In 1998 the Tax Free Division was able to maintain its operational trends because most of its merchandise consists of products purchased in Thai Baht. Additionally, the Tax Free Division has always been able to sell its merchandise in U.S. dollars. Although Thai Baht was floated there was a minimal impact on this division's operations because there was very little difference in the purchasing power of the customers.

         The Duty Free Division imports all of its products from suppliers across the world whereas the purchasing commitments are tied to either U.S. dollars or currencies of the originating countries. The Company partially offset the impact of the weak Thai Baht by adjusting, as often as daily, both the Company's pricing policy and point of sale exchange rates reflecting the current exchange rate of the Thai banks. By this policy, the Company is able to minimize the realized and unrealized loss of exchange when purchasing activities are denominated in foreign currencies.

BUSINESS STRATEGIES
-------------------

         The Company began operating its Tax Free Division in 1993 after obtaining the five-year sole license to operate its business from the AAT. This license was renewed in 1998, extending for a period of five additional years (until 2003) the Division's license to operate in Thailand. In 1997, the Company obtained its five-year Duty Free license and since that time the Duty Free
Division has become the principal contributor of profits to the Company's operations. Even though merchandise sold by the Tax Free Division generally carry a higher profit margin compared to the profit margin for merchandise sold by the Duty Free Division, the value of each item (measured by its selling price) is less, thus, the profitability of the Tax Free Division has been generally lower. Management intends to concentrate on improving the profitability of the Tax Free Division in the future, principally through reduction of concession fee and rent cost, selecting higher value merchandise, and lower operating costs. For Duty Free Division, the Company will continue to expand its facilities and increase sales volumes. The Company also intends to expand the existing operation through the acquisition of profitable related companies and by incorporating new projects into the Company or its subsidiaries, and to develop additional retail space for sales outside of AAT's premises.


Improving Profitability for the Tax Free Division
-------------------------------------------------

         The Company has on-going negotiations with the AAT to lower the concession fees charged by the AAT, to exchange space between the Tax Free and the Duty Free Divisions, and to discontinue some of the shops to decrease losses which are caused by increased concession fees. The Tax Free Division is in the process of re-engineering its entire operation to be more compatible with new international trends for this business. It is anticipated that implementation will progress in phrases throughout 1999 and beyond. The main components of this re-engineering targets are (1) increased efficiency in selecting the merchandise to be sold and emphasizing the potential for increased sales volumes and the profitability of each item of merchandise selected; (2) downsizing the amount and types of merchandise displayed from the concept of "something for everyone" to becoming more selective in the types of merchandise displayed at different locations; (3) developing premium brands in order to create brand awareness, the uniqueness of product availability, to upgrade quality and design, and to improve packaging and marketing; and (4) utilizing the Company's overall resources more efficiently through the implementation of the Management and Quality Assurance Standard "ISO 9002".


Expansion of  the Duty Free Division
------------------------------------

         Since the current trend for the Duty Free Division's products is continued high demand driven by the increased number of Asian tourists who have made plans or arrangements to visit Thailand in 1999 and 2000, as announced by the Tourism Authorities of Thailand (TAT), this Division will focus on ensuring adequate supplies of, and more variety in, the merchandise it offers for sale in order to cater to these customers. Similar to the introduction of Harrods of Knightsbridge U.K. during 1998, this Division will attempt to open more internationally recognized Concept Stores in the AAT's facilities during 1999 and beyond.


General Expansion of  Business
------------------------------

         There are related companies (see Item 13 of this report), which operate in the same or similar businesses and which are profitable, that Management is currently assessing with a goal to acquire one or more of these in order to expand the Company's businesses in Thailand. It is hoped that one or more of these possible acquisitions or mergers would be completed within the 1999 fiscal year; thus giving the Company the opportunity to increase its sales volume, to improve profitability since economies of scale should reduce various costs of operation and the unit cost of merchandise acquired for sale, and to reduce operating risks as a result of a more diversified business structure.




ITEM 2   PROPERTIES

The Company's principal office is located at the 26th and 27th Floors of the Siam Tower, at 989 Rama I Road, Patumwan, Bangkok 10330. The telephone number is 011-(662) 658-0090. This office which is leased from the Bangkok Intercontinental Hotels Co., Ltd. contains 29,353 square feet of space and is leased for three years expiring in October 2000 at an annual cost of $79,175 at an average exchange rate 40.795 Thai Baht to 1 US Dollar for 1998.

The Company operates 55 retail stores with retail space totaling 51,100 square feet, located in the international and domestic airports of Thailand located in Bangkok, Chiang Mai, Phuket, and Hat Yai. All of the stores are leased from the Airports Authority of Thailand (the "AAT") under varying lease agreements for the Company's two subsidiaries. Under these lease agreements, the Company is subject to a monthly rental fee (exclude duty charge and other expenses) for the actual utilized space. During the 1998 fiscal year the Company paid a total of $1,220,636 to the AAT under these lease agreements. The Company anticipates that the total sum due under these lease agreements for the 1999 fiscal year will be approximately $1,615,257 at the exchange rate of 36.5948 Thai Baht to 1 US Dollar as of December 31, 1998.

The Company leases five warehouses containing almost 30,000 square feet in Bangkok, Chiang Mai, Phuket, and Hat Yai from the AAT. The bonded warehouses contain 25,000 square feet of space for the Duty Free Division and 4,100 square feet of warehouse space for the Tax Free Division. The Company believes its facilities are adequate for its current operations.

All payments with regards to properties are made in Thai Baht. The Company used the average exchange rate, 40.795 Thai Baht to 1 US Dollar, to translate these expenses into US Dollars during 1998.



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



ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the American Stock Exchange under the ticker symbol "KPG". The approximate number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was 365 of February 26, 1999. The Company believes that approximately 900 stockholders currently own and hold the stock in street name.

The following table set out the high and low reported sales prices for the common stock as reported by the American Stock Exchange since it was listed on July 30, 1997:

                                                   High              Low
First Quarter of 1999
(Through February 26, 1999)                        $2.88             $2.13

Fourth Quarter of 1998                             $4.50             $1.75

Third Quarter of 1998                              $4.50             $1.88

Second Quarter of 1998                             $6.38             $3.50

First Quarter of 1998                              $9.75             $1.19

Fourth Quarter of 1997                             $13.38            $12.88

Third Quarter of 1997                              $16.75            $12.88

The Company has never paid any cash dividends. Future earnings will be retained for use in the Company's business, and the Company does not intend to pay any cash dividends on its common stock for the foreseeable future.


ITEM 6   SELECTED FINANCIAL DATA



                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

The  following  data  should  be  read  in   conjunction   with  "the  Company,"
"Management's  Discussion  and  analysis of Financial  Condition  and Results of
Operations" and the Consolidated  Financial Statements and notes thereto and the
Unaudited Pro Forma  Information  and notes thereto  included  elsewhere in this
Prospectus.


                                                                   Year Ended December 31,
                                                   1994         1995        1996        1997        1998

Consolidated Statement of Income data:
Revenues.....................................  $ 14,895     $ 26,461    $ 41,869    $ 95,997     $ 91,125
Gross Profit.................................    (5,413)         192       7,383      23,154       27,051
Selling, general and administrative
   expenses..................................     2,313        3,179       6,273      14,621       31,931

                                               ------------  ----------- ----------- ----------- --------
Operating Income ( loss).....................    (7,726)      (2,986)      1,110       8,533       (4,880)
Operating Income (expenses),net..............       332          399         493      (1,846)         541

Income (loss) before minority  interest and
   income tax................................    (7,394)      (2,587)      1,603       6,687       (4,339)

Net Income (loss)............................  $ (7,389)    $ (2,586)   $  1,643    $  7,935     $ (4,287)
                                               ========       ======      ======      ======        =====

Net Income (loss) per share:
   Basic.....................................     (0.39)    $ ( 0.14)   $   0.09    $   0.40     $   (0.21)
   Diluted...................................  $    -       $    -           -      $    -       $     -

Weighted Average Share Outstanding:
   Basic.....................................    18,800       18,800      18,800      19,779        20,250
   Diluted...................................       -            -           -           -            -





Consolidated Balance Sheet Data:
Working Capital..............................  $ (3,001)    $ (6,109)   $ (7,351)         17         2,793

Total Assets.................................     1,320        1,952      23,742      35,078        48,076
Total Long - Term Debt ......................       -            -            55         227           403
Stockholders' Equity.........................    (2,647)      (5,258)      3,927       9,764         8,751




ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITIONS AND
         RESULTS OF OPERATIONS


Caution Regarding Forward-Looking Information
---------------------------------------------

         This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or its management as well as assumptions made by and information currently available to the Company or its management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Results of operations, comparing fiscal years ended December 31, 1998 and 1997
------------------------------------------------------------------------------

          King Power Duty Free Co., Ltd. (KPD) began retail operations in 1997 and the revenue of this subsidiary is a direct result of the increase in the number of tourists coming to Thailand as a result of the social and government stability, the Thai Baht devaluation and its fully functional retail stores. In 1998 additional growth was experienced in general merchandise sales at King Power Tax Free Co., Ltd. (KPT) stores in Thailand airports, principally due to an increase in tourism traffic. Management anticipates that Thailand will continue to be an attractive tourist destination during future periods and will expand as a focal point for air travel throughout Asia.

         Sales revenue for the year ended December 31, 1998 was approximately $91.1 million, compared to approximately $96.0 million for 1997. This decrease is directly attributable to the devaluation of Baht that took place during the last half of 1997. Overall sales revenue, measured in Thai Baht, increased 14.29% from Baht 3,252.7 million for the year ended December 31,1997 to Baht 3,717.5 million for the same period in 1998. However, the average exchange rate of Baht 40.795 to 1 was used to convert the 1998 figure into US Dollars, while the average exchange rate of Baht 33.883 to 1 was used for 1997. Also commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during 1999 and in subsequent years.

         The cost of merchandise sold for the years ended December 31, 1998 and 1997 was approximately $39.1 million and $38.5 million, respectively. The principal factor causing this slight increase is directly related to the change in product mix during 1998 resulting from the decision to concentrate more on products that have higher turnover and to sacrifice some profit margin in order to increase sales volumes and decrease carrying costs. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon a fixed amount. As a result, comparing the year ended December 31, 1997 to the year ended December 31, 1998, the ratio of the Company's concession fee to sales revenue dropped favorably from approximately 35.77% in 1997 to approximately 27.40% in 1998. Additionally, during the first quarter of 1998, the Thai government permanently waived the Customs Fee (which is reported as part of concession fee) previously imposed at the rate of 15% of gross sales.

         Selling and administrative expenses, excluding depreciation and others, also reflect the expansion of KPD's business and the increase in traffic at KPT's stores. These expenses were approximately $16.2 million for the year ended December 31, 1998 and approximately $14.6 million for the same period in 1997. In terms of percentage of sales, 1998 expenses were approximately 17.76% of sales and 1997 expenses were approximately 15.23% of sales. Management has made a commitment to improve this ratio by improving the effectiveness and efficiency of the Company's sales force that should result from additional training and management supervision.

         For 1998 the Company provided an allowance for doubtful accounts in the amount of approximately $15.7 million for advances to related companies and directors. This allowance was necessary due to liquidity constraints of the related parties, including businesses in Hong Kong which have suffered unexpected and severe losses as a result of the dramatic decrease in tourists visiting that country.

         The Company's profit, before this provision for doubtful accounts, for the 1998 fiscal year was approximately $10.8 million, compared to a profit from operations of approximately $8.5 million for the year ended December 31, 1997. The net loss for the year ended December 31, 1998 (including this provision for doubtful accounts) was approximately $4.3 million, or $0.21 per share (basic), compared to net income of approximately $7.9 million, or $0.40 per share
(basic), for the year ended December 31, 1997. This decrease was caused by a one-time charge of approximately $15.7 million, resulting from a provision for doubtful accounts. As a result of a substantial increase in the total amount of Advances to Related Companies and Loans to Directors which increased from $4.9 million at December 31, 1997 to $23.1 million at December 31,1998, and liquidity constraints on those businesses, under generally accepted accounting principles the Company was required to make this provision. Even though an allowance has been provided, Management will aggressively pursue collection of these accounts.

         The ratio of inventory divided by revenue for the years ended December 31, 1998 and 1997 was approximately 16.36% and 13.69%, respectively. This slight increase is a result of the commencement of operation by the Company's new stores, including Harrods (Knightsbridge) and nine boutiques shops.

Results of operations, comparing fiscal years ended December 31, 1997 and 1996
------------------------------------------------------------------------------

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

         Sales revenue for 1997 was approximately $96.0 million as compared to approximately $41.9 million for 1996. This increase is directly attributable to the factors previously discussed. Additionally, as a result of the Thai Baht devaluation, KPD has increased its retailing prices three times or approximately 54%, during 1997. Further, commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will directly impact the Company's operations in a positive manner during and subsequent to this time period.

         Cost of sales for the years ended December 31, 1997 and 1996 were approximately $38.5 million and $14.5 million, respectively. The factors for this increase relate to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon fixed amount. In the time period from the year ended December 31, 1996 to the year ended December 31, 1997, the Company's concession fee as percentage to sales revenue dropped from approximately 47.84% in 1996 to approximately 35.77% in 1997.

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

         Net income for the year ended December 31, 1997 was approximately $7.9 million, or $0.40 per share (basic), and approximately $1.6 million, or $0.09 per share (basic), for the year ended December 31, 1996. However, included as a component of net income is the cumulative effect of both realized and unrealized gains and losses from foreign exchange caused charges to operations of approximately $4.4 million or approximately $0.22 per share (basic)for the year ended December 31, 1997.

         The ratio of inventory divided by revenue for the year ended December 31, 1997 and 1996 was approximately 13.7% and 16.1%, respectively. This reduction is due to the significant increase in sales volume during 1997, which exceed the inventory level as projected.




Results of Operations, comparing fiscal years ended December 31, 1996 and 1995
------------------------------------------------------------------------------

         Sales revenue for 1996 was approximately $42 million as compared to approximately $26 million for 1995. This increase is attributable to the exempt of Value Added Tax at 7% waived by the Government in order to promote tourism and increase spending on local merchandise in 1996, as well as the Company's expansion in the shops area in the Bangkok domestic airport and the first phase of Terminal 2, a newly constructed area which is part of the expansion of Bangkok International Airport.

         Cost of sales for the years ended December 31, 1996 and 1995 were approximately $14.5 million and $10.7 million, respectively. The increase is directly related to the increase in sales of inventory. Further, the KPT's concession agreement with the AAT requires payments based upon fixed amount and the concession fee on Terminal 2 is significantly less than the original concession fee charged on Terminal 1. The Company's concession fee as percentage to sales revenue dropped from 58.91% in 1995 to 47.84% in 1996.

         Direct selling expenses, excluding depreciation and others, increased as a result of the expansion in the area occupied by the Company's stores. These expenses were approximately $2.7 million for 1995 and approximately $4.8 million in 1996. In terms of percentage of sales, 1995 expenses were approximately 10.3% of sales and 1996 expenses were approximately 11.5% of sales. The increase in the percentage of sales is attributable to the under utilization of the rented space while the stores were being constructed.

         Administrative expenses for the years ended December 31, 1996 and 1995 were approximately $0.9 million and $0.2 million, respectively. As a percentage of sales, these expenses were approximately 2.2% and 0.9%, respectively. Administrative expenses have increased due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume, and operational necessity.

         Net income for the year ended December 31, 1996 was approximately $1.6 million, or $0.09 per share (basic), contracted to a loss of approximately ($2.6 million), or a loss of ($0.14) per share (basic), for the year ended December 31, 1995. This turnaround resulted directly from the significant increase in sales revenue achieved by the Company.

Liquidity and Capital Resources
-------------------------------

         For the years ended December 31, 1998 and 1997, the Company had working capital of approximately $2.8 million and $0.02 million, respectively. The improvement in this figure is due to the Company's ability to significantly expand operations, thereby increasing current assets. The Company experienced a negative cash flow from operations of approximately $4.9 million at December 31, 1998, compared to a positive cash flow of $3.8 million during the same period of 1997. This decrease is mainly due to the significant increase in advances to related companies for the purpose of pilot projects for future expansion. In order to prevent any realization of losses attributed from the usual stage of start-up operation, the Company's management decided not to have the Company directly own these related companies until these companies become profitable. Management is trying to reduce this exposure by exploring ways that these related companies can pay down or eliminate these loan balances or the Company could eliminate them by acquiring these profitable related companies as according to the original objective.

          Management is also currently engaged in a corporate reorganization process in order to ultimately enhance the profitability and cash flows of the Company by investing in profitable related companies and incorporating new potential projects into the operations of Company or its subsidiaries, KPT and KPD.


Recently Issued Accounting Principles
-------------------------------------

         New Accounting Standards Not Yet Adopted - Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133 is effective for fiscal year beginning after June 15, 1999. This Statement requires that certain derivative instruments be recognized in balance sheet at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that adoption will not have a significant impact on financial condition or operating results.

Year 2000 effect
---------------

         The Company's previous computer software system was not Year 2000 compliant. Due to the expansion of the Company's business and the necessity to operate more efficiently, the Company's management decided to change computer software and related hardware system to fully support the integration of all systems and all subsidiaries in order to generate centralized management reporting and ensure more effective control of the business. The new system was installed in October 1998, it was tested in February 1999 and will be fully operational by the end of May 1999. The total cost for this new computer system is estimated to be $650,000.

         The Company does not have the ability to contact all of its numerous suppliers to confirm that each one has effectively dealt with this problem. The Company believes that if any of its suppliers fail to become Year 2000 compliant and, thus, cannot deliver the needed merchandise, the Company can, for the most part, obtain similar or comparable merchandise from suppliers that are Year 2000 compliant. The banks and other financial institutions with which the Company and its subsidiaries deal have reported that they are, or will be shortly, Year 2000 complaint.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

         King Power Duty Free Company, Limited (KPD) incurred an economic and financial loss as a result of the devaluation and subsequent float of the Thai Baht on the settlement of accounts in currencies owed other than Thai Baht. However, as the Thai Baht has been stabilized and KPD began to buy forward contracts in order to prevent any exchange risk from its foreign currencies financial obligations, the losses from this transaction have been significantly reduced.

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

         The Company's financial statements and all accompanying discussions in this document are presented in US Dollars.

         In accordance with generally accepted accounting principles, the Company has reported gain on foreign exchange-net of $0.03 million for the year ended December 31, 1998 with the following showing the calculation supporting the figure:


                                    CHART A

The calculation of Unrealized  gain on foreign  exchange of  US$=559,674.11  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:
Accounts payable in foreign currency as of 12/31/98
--------------------------------------------------------------------------------
Currency                    Amount           Exchange Rate           Total
                                                12/31/98
--------------------------------------------------------------------------------
Swiss Franc                   175,617.95          27.1097          4,760,949.94
German Deutschmark             32,541.70          22.1134            719,607.63
French Franc                  790,520.00           6.6054          5,221,700.81
Hong Kong Dollar            2,316,261.77           4.7766         11,063,855.97
Italian Lire               18,708,500.00           0.0226            422,812.10
British Pound Sterling        160,386.91          62.1749          9,972,040.09
Singapore Dollar                  573.30          22.4134             12,849.60
Japanese yen                      490.00          32.0466             15,702.83
US Dollar                   2,652,140.15          36.8900         97,837,450.13
--------------------------------------------------------------------------------
Total                                                            130,026,969.11
BALANCE PER GENERAL LEDGER                                       142,710,477.78
Unrealized gain on accounts payable in foreign currency           12,683,508.67
--------------------------------------------------------------------------------

Loan from bank(Trust receipt) in foreign currency as of 12/31/98
--------------------------------------------------------------------------------
  Currency                    Amount         Exchange Rate          Total
                                                12/31/98
--------------------------------------------------------------------------------
German Deutschmark            433,430.34            22.1134         9,584,618.48
Hong Kong dollar            7,237,083.71             4.7766        34,568,654.05
Italian Lire              926,405,459.50             0.0226        20,936,763.38
Singapore Dollar               69,634.08            22.4134         1,560,736.49
US Dollar                   4,851,988.97            36.8900       178,989,873.10
Swiss Franc                   175,770.32            27.1097         4,765,080.64
British Pound Sterling         15,487.50            62.1749           962,933.76
Australian Dollar             101,182.46            22.7192         2,298,784.55
Franch Franc                2,082,357.40             6.6054        13,754,820.72
Jamanese Yen                3,292,720.00             0.3205         1,055,204.81
--------------------------------------------------------------------------------
   Total                                                          268,477,469.99
BALANCE PER GENERAL LEDGER                                        274,296,081.91
Unrealized gain on Trust Receipt in foreign currency                5,818,611.92

Unrealized gain on Cash on hand  as at 12/31/98
--------------------------------------------------------------------------------
      Currency               Amount             Exchange Rate      Total
                                                12/31/98           Baht
--------------------------------------------------------------------------------
        US Dollar              208,855.92           36.5948         7,643,040.62
 British Pound Sterling         56,253.78           61.3766         3,452,665.75
   German Deutschmark            6,740.00           21.8162           147,041.19
    Singapore Dollar             9,993.00           21.9126           218,972.61
   Malaysian Ringgit               747.00            9.3687             6,998.42
    Hong Kong Dollar           337,497.60            4.7131         1,590,659.94
      Japanese Yen          12,050,491.00            0.3153         3,799,061.89
      Swiss Franc                1,230.00           26.6926            32,831.90
      French Franc               5,800.00            6.5038            37,722.04
       Korean Won            4,363,000.00            0.0302           131,762.60
   Netherland Guilder              -                19.3063               -
  China Renminbi Yuan           43,621.00            4.2875           187,025.04
    Canadian Dollar                 65.00           23.5640             1,531.66
   Australian Dollar             7,803.97           22.2361           173,529.86
    Taiwanese Dollar            58,300.00            1.1321            66,001.43
--------------------------------------------------------------------------------
         total                                                     17,488,844.95
--------------------------------------------------------------------------------

BALANCE PER GENERAL LEDGER                                         16,471,579.07
Unrealized  gain on cash in hand in foreign currency                1,017,265.88
Unrealized gain on accounts payable in foreign currency            12,683,508.67
Unrealized gain on Trust Receipt in foreign currency                5,818,611.92
Net Unrealized gain on exchange rate as at 12/31/98                19,519,386.47
                                           (US$1 =40.80 Baht )        478,416.34


Unrealized gain from  advanced from companies as at 12/31/98
--------------------------------------------------------------------------------
      Currency               Amount BAHT        Exchange Rate        Total
                                                  12/31/98          US DOLLAR

     BAHT CURRENCY            38,428,217.25             36.89       1,041,697.40
--------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                          1,122,955.18
Unrealized  gain  on advanced from companies                           81,257.78
Add: Net unrealized gain on exchange rate as at 12/31/98              478,416.34
Total unrealized gain on foreign exchange                             559,674.11

                                     CHART B

The  calculation of Unrealized  loss on foreign  exchange of US$ = 48,840.29 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

CASH ON HAND  IN FOREIGN CURRENCY AS OF 12/31/98
-------------------------------------------------------------------------------
         Currency                     Amount     Exchange Rate          Total
                                                  12/31/98             Baht
-------------------------------------------------------------------------------
        US Dollar                39,809.25           36.5948       1,456,811.54
  British Pound Sterling            682.46           61.3766          41,887.07
    German Deutschmark              590.00           21.8162          12,871.56
     Singapore Dollar               947.00           21.9126          20,751.23
    Malaysian Ringgit                    -            9.3687                  -
     Hong Kong Dollar               870.00            4.7131           4,100.40
       Japanese Yen           2,436,266.00          0.315262         768,062.09
       Swiss Franc                       -           26.6926                  -
       French Franc                 300.00            6.5038           1,951.14
        Korean Won              754,000.00            0.0302          22,770.80
    Netherland Guilder                   -           19.3063                  -
   China Renminbi Yuan            5,154.00            4.2875          22,097.78
     Canadian Dollar                     -           23.5640                  -
    Australian Dollar             1,529.35           22.2361          34,006.78
     Taiwanese Dollar            20,500.00            1.1321          23,208.05
-------------------------------------------------------------------------------
          Total                                                    2,408,518.44
-------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER  12/31/98                               2,772,136.21
Unrealized loss from cash in hand in foreign currency               (363,617.77)

Unrealized loss on account receivable as at 12/31/98
--------------------------------------------------------------------------------
          Currency           Amount            Exchange Rate           Total
                                                 12/31/98              Baht
--------------------------------------------------------------------------------
        Swiss Franc              36,417.53            26.6926        972,078.56
         US Dollar               67,929.03            36.5948      2,485,849.27
        French Franc            420,065.52             6.5038      2,732,022.13
        Japanese Yen          2,142,710.00             0.3152        675,382.19
     German Deutschmark          16,693.00            21.8162        364,177.83
      Hong Kong Dollar          652,184.86             4.7131      3,073,812.46
     Netherland Guilder          52,641.60            19.3063      1,016,314.52
     Australian Dollar           24,696.00            22.2361        549,142.73
   British Pound Sterling        28,326.12            61.3766      1,738,560.94
--------------------------------------------------------------------------------
           Total                                                  13,607,340.62
--------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                        14,895,256.09
Unrealized loss from account receivable in foreign currency       (1,287,915.47)
Unrealized loss from cash in hand in foreign currency               (363,617.77)
Net Unrealized exchange loss as of 12/31/98                       (1,651,533.24)
Net Unrealized exchange loss as of 12/31/98 in US Dollar             (40,478.76)

Unrealized loss on interest payable as at 12/31/98
--------------------------------------------------------------------------------
          Currency           Amount Baht       Exchange Rate           Total
                                                 12/31/98            US DOLLAR
--------------------------------------------------------------------------------
        Thai Baht             3,379,491.19            36.89           91,609.95
--------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                            83,248.42
Unrealized  loss on interest payable                                  (8,361.53)
Net Unrealized exchange  as of 12/31/98                               (8,361.53)
Add: Net unrealized exchange loss as at 12/31/98                     (40,478.76)
Total unrealized loss on foreign exchange as at 12/31/98             (48,840.29)


NET FOR REALIZED/UNREALIZED GAIN/LOSS EXCHANGE OF 12/31/98
                                                      (BAHT)            (US)
Net Unrealized gain on exchange rate as at 12/31/98                  559,674.11
Net Unrealized loss on exchange rate as at 12/31/98                  (48,840.29)

   NET UNREALIZED GAIN ON EXCHANGE RATE as at 12/31/98               510,833.82

NET FOR REALIZED GAIN/LOSS EXCHANGE OF 12/31/98
Net realized loss on exchange rate of KPT
 as at 12/31/98                                   (21,923,223.92)   (537,333.92)
Net realized gain on exchange rate of KPD
 as at 12/31/98                                     2,091,836.90      51,270.51
------------------------------------------------
Net realized gain on exchange rate of KPG(US)
 as at 12/31/98                                                        1,138.97

      NET  REALIZED EXCHANGE                      (19,831,387.02)   (484,924.44)
      NET  REALIZED EXCHANGE                                          25,909.38


      TOTAL NET REALIZED/UNREALIZED EXCHANGE RATE                     25,909.38

         Monetary Assets and Liabilities Denominated in Thai Baht

         As of December 31, 1998 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                               US DOLLARS

Cash and equivalents                                               829,337
         Accounts Receivable
Trade A/R                                                          279,422
Advances to related companies                                    6,281,280
Loans to directors                                               5,314,018

Restricted deposit                                               5,254,485
Other current assets                                             3,124,462

Other assets                                                       531,406

         TYPE OF MONETARY LIABILITY

Bank overdraft & loan from bank                                  2,863,298
Current portion of long-term debt                                1,346,820
Trade accounts payable                                           7,853,579
Accrued concession fee                                          10,797,835
Other current liabilities                                        4,849,894
Long-term loan - net                                               402,927







ITEM 8   FINANCIAL STATEMENTS

         Consolidated Financial Statements of the Company (Audited) Independent Auditor's Report - Deloitte Touche Tohmatsu Jaiyos dated
           April 1, 1999
         Independent  Auditor's Report - BDO International Limited dated
           February 27, 1998
         Balance  Sheets  as of  December  31,  1998  and 1997
         Statements  of Income for the Years Ended  December  31, 1998,
           1997 and 1996
         Statements of Cash Flows for the Years Ended December 31, 1998,
         1997 and 1996
         Statements of Changes Shareholder's Equity for the Years Ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES


We have audited the consolidated balance sheet of King Power International Group Co., Ltd. and subsidiaries as at December 31, 1998 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of King Power International Group Co., Ltd. and subsidiaries as at December 31, 1998, and the results of operations, the changes in shareholders' equity and the cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                         DELOITTE  TOUCHE  TOHMATSU JAIYOS
April 1,  1999
BANGKOK,  THAILAND

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
King Power International Group Co., Ltd.

We have audited the accompanying consolidated balance sheets of King Power International Group Co., Ltd. (the "Company") as of December 31, 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. We have also audited the financial statement schedules listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements and financial statement schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, financial position of King Power International Group Co., Ltd. as of December 31, 1997, and the results of its operations, and its cash flow of each of the years in the two-year period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, presents fairly, in all material respects, the information set forth therein.




BDO International Limited
Bangkok, Thailand

February 27, 1998





            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS AT DECEMBER 31,



                                                                    1998          1997

ASSETS

CURRENT  ASSETS
     Cash and cash equivalents                                   $ 1,371,739   $ 1,316,880
     Trade accounts receivable - net of allowance for doubtful
       accounts $ 1.87 million for 1998 (Note 11)                    334,015       861,189
     Loans to and receivables from
       related companies and directors - net of allowance for
       doubtful accounts of $ 11.16 million for 1998 (Note 11)    11,911,642     4,925,115
     Merchandise inventories-net                                  14,910,164    13,140,356
     Restricted fixed deposits (Note 3)                            5,254,485          --
     Deferred income tax assets (Note 10)                          4,464,606       874,465
     Other current assets (Note 4)                                 3,124,462     3,814,415
                                                                 -----------   -----------
         Total current assets                                     41,371,113    24,932,420

PROPERTY,  PLANT  AND  EQUIPMENT-NET (Note 5)                      6,173,610     3,402,452
RESTRICTED  FIXED  DEPOSITS (Note 3)                                    --       6,465,680
INVESTMENTS AND OTHER  ASSETS                                        531,406       277,647
                                                                 ===========   ===========
TOTAL  ASSETS                                                    $48,076,129   $35,078,199
                                                                 ===========   ===========















Notes to the consolidated financial statements are an integral part of these statements

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS AT DECEMBER 31,


                                                        1998             1997

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES
     Bank overdraft and loans from banks (Note 6)   $ 10,185,747    $  6,218,494
     Current portion of long-term debt (Note 8)        1,346,820          28,649
     Trade accounts payable                           11,398,114      11,504,418
     Accrued concession fee (Note 7)                  10,797,835       6,216,070
     Other current liabilities                         4,849,894         948,076
                                                                    ------------
                                                                    ------------
         Total current liabilities                    38,578,410      24,915,707

LONG-TERM  LIABILITIES  - NET  (Note 8)                  402,927         227,486
                                                    ------------    ------------
     TOTAL  LIABILITIES                               38,981,337      25,143,193
                                                    ------------    ------------

MINORITY INTEREST                                        343,473         170,712
COMMITMENTS  AND  CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY (Note 9)
     Common stock-$0.001 par value
         100,000,000 shares authorized
         20,250,000 shares issued and outstanding         20,250          20,250
     Additional paid in capital                       20,848,145      20,848,145
     Retained earnings (Deficit)                     (11,916,895)     (7,629,761)
     Translation adjustments                            (200,181)     (3,474,340)
                                                    ------------    ------------
         Total shareholders' equity                    8,751,319       9,764,294
                                                    ------------    ------------
  TOTAL  LIABILITIES  AND  SHAREHOLDERS' EQUITY     $ 48,076,129    $ 35,078,199
                                                    ============    ============














Notes to the consolidated financial statements are an integral part of these statements
                                                                              24



            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31,


                                                      1998            1997            1996


SALES                                             $ 91,125,385    $ 95,996,663    $ 41,869,197
                                                  ------------    ------------    ------------

COST  OF  SALES
     Cost of merchandise sold                       39,104,944      38,504,886      14,453,584
     Concession fee                                 24,969,793      34,337,536      20,032,406
                                                  ------------    ------------    ------------
         Total cost of sales                        64,074,737      72,842,422      34,485,990
                                                  ------------    ------------    ------------

GROSS  PROFIT                                       27,050,648      23,154,241       7,383,207

OPERATING  EXPENSES
     Selling and administrative expenses            16,184,976      14,621,272       6,273,079
     Provision for doubtful accounts                15,745,552            --              --
                                                  ------------    ------------    ------------
         Total operating expenses                   31,930,528      14,621,272       6,273,079
                                                  ------------    ------------    ------------

INCOME  (LOSS) FROM  OPERATIONS                     (4,879,880)      8,532,969       1,110,128
                                                  ------------    ------------    ------------

OTHER  INCOMES  (EXPENSES)
     Interest income                                 1,439,169       1,826,763         592,317
     Interest expense                               (1,364,628)     (1,226,176)       (539,337)
     Gain (loss) on foreign exchange-net                25,909      (2,746,497)        464,743
     Unrealized loss on foreign exchange due to
       Baht devaluation                                   --        (1,625,558)           --
     Management fee income                             254,243       1,647,548            --
     Other income (expenses) - net                     186,795         278,285         (24,580)
                                                  ------------    ------------    ------------
                                                       541,488      (1,845,635)        493,143
                                                  ------------    ------------    ------------

INCOME  (LOSS) BEFORE  INCOME  TAX                  (4,338,392)      6,687,334       1,603,271
INCOME  TAX  BENEFIT (Note 10)                         113,955       1,219,387            --
                                                  ------------    ------------    ------------
INCOME (LOSS) BEFORE  MINORITY
  INTEREST                                          (4,224,437)      7,906,721       1,603,271
LOSS  (PROFIT)  SHARED  BY  MINORITY
   INTEREST                                            (62,697)         28,115          39,517
                                                  ------------    ------------    ------------
NET  INCOME  (LOSS)                               $ (4,287,134)   $  7,934,836    $  1,642,788
                                                  ============    ============    ============

WEIGHTED  AVERAGE  NUMBER  OF
   COMMON  SHARES  OUTSTANDING                      20,250,000      19,779,011      18,800,000
BASIC  EARNINGS  (LOSS)  PER  SHARE               $      (0.21)   $       0.40    $       0.09




Notes to the consolidated financial statements are an integral part of these statements



            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE YEAR ENDED DECEMBER 31,


                                                  1998           1997           1996

Net income (loss)                              $(4,287,134)   $ 7,934,836    $ 1,642,788

Other comprehensive income (loss) before tax
   foreign currency translation adjustments      3,274,159     (3,984,828)       510,488

                                               ===========    ===========    ===========
Comprehensive income (loss)                    $(1,012,975)   $ 3,950,008    $ 2,153,276
                                               ===========    ===========    ===========













Notes to the consolidated financial statements are an integral part of these statements



            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                        Additional      Retained       Translation
                                            Shares         Amount       Paid in         Earnings       Adjustments      Total
                                                                        Capital

Balances, January 1, 1996                  18,800,000   $     18,800   $ 11,602,130    $(17,207,385)   $    385,104    $ (5,201,351)
Initial investment in King Power Duty
 Free at February 26, 1996                       --             --        7,360,465            --              --         7,360,465
Net income (loss)                                --             --             --         1,642,788            --         1,642,788
Translation adjustments                          --             --             --              --           125,384         125,384
                                         ------------   ------------    ------------    ------------    ------------   ------------
Balances, December 31, 1996                18,800,000         18,800     18,962,595     (15,564,597)        510,488       3,927,286
                                         ============   ============    ============    ============    ============   ============

Balances, January 1, 1997                  18,800,000         18,800     18,962,595     (15,564,597)        510,488       3,927,286
Recapitalization at June 12, 1997           1,200,000          1,200         (1,200)           --              --              --
Regulation S issuance at August 19, 1997      250,000            250      1,886,750            --              --         1,887,000
Net income                                       --             --             --         7,934,836            --         7,934,836
Translation adjustments                          --             --             --              --        (3,984,828)     (3,984,828)
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balances, December 31, 1997                20,250,000         20,250     20,848,145      (7,629,761)     (3,474,340)      9,764,294
                                         ============   ============   ============    ============    ============    ============

Balances, January 1, 1998                  20,250,000         20,250     20,848,145      (7,629,761)     (3,474,340)      9,764,294
Net income (loss)                                --             --             --        (4,287,134)           --        (4,287,134)
Translation adjustments                          --             --             --              --         3,274,159       3,274,159
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance at, December 31, 1998              20,250,000   $     20,250   $ 20,848,145    $(11,916,895)   $   (200,181)   $  8,751,319
                                         ============   ============    ============    ============    ============   ============



Notes to the consolidated financial statements are an integral part of these statements




            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,


                                                            1998            1997            1996

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net income (loss)                                 $ (4,287,134)   $  7,934,836    $  1,642,788
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Depreciation                                       953,908         779,002         180,831
         Unrealized (gain) loss on foreign exchange        (517,287)      3,553,568            --
         Provision for damage stock (reversal)             (617,652)        743,747            --
         Allowance for doubtful accounts                 15,745,552            --              --
         Deferred tax assets                             (3,338,336)       (874,465)           --
         Trade accounts receivable                          777,840        (956,125)        (73,335)
         Loans and receivables to related companies
           and directors                                (22,131,676)     (2,373,415)     (3,697,380)
         Merchandise inventories                          2,631,652      (5,803,278)     (6,115,974)
         Other current assets                             1,788,326        (769,608)     (2,141,000)
         Other assets                                       665,430        (677,430)        (38,573)
         Trade accounts payable                          (3,078,966)     (3,859,315)      6,958,849
         Accrued concession fee                           2,791,828       6,216,070            --
         Other current liabilities                        3,628,816         (69,038)        769,233
         Other                                              102,218         (29,283)        390,044
                                                       ------------    ------------    ------------
              Net cash provided (used) by
                operating activities                     (4,885,481)      3,815,266      (2,124,517)
                                                       ------------    ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Purchase and sale of fixed assets - net             (2,564,547)     (2,430,519)     (1,476,670)
     Decrease (increase) in restricted fixed deposit      3,073,008       3,081,772      (9,547,452)
                                                       ------------    ------------    ------------
                                                       ------------    ------------    ------------
         Net cash used by investing Activities              508,461         651,253     (11,024,122)
                                                       ------------    ------------    ------------

CASH  FLOWS  FROM  FINANCING ACTIVITIES
     Proceeds (repayment) in bank overdrafts              2,176,618      (1,305,625)      2,325,030
     Proceeds (repayment) from bank loan                  1,578,472      (1,072,033)      3,903,201
     Proceeds (repayment) from installment purchase
       payable                                                 --           (71,028)        118,498
     Proceeds from long-term loan                              --           208,665            --
     Capital injection in KPD                                  --              --         7,360,455
     Net proceeds from Regulation S issuance                   --         1,887,000            --
                                                       ------------    ------------    ------------
         Net cash provided (used) by financing
           activities                                     3,755,090        (353,021)     13,707,184
                                                       ------------    ------------    ------------



Notes to the consolidated financial statements are an integral part of these statements




            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         FOR THE YEAR ENDED DECEMBER 31,



                                                       1998          1997          1996

Effect of exchange rate changes on cash and cash
   equivalents                                         676,789    (3,935,821)       125,384
                                                   -----------   -----------    -----------
Increase in cash and cash equivalents                   54,859       177,677        683,929
Cash and cash equivalents - as at January 1,         1,316,880     1,139,203        455,274
                                                   -----------   -----------    -----------
Cash and cash equivalents-as at December 31,       $ 1,371,739   $ 1,316,880    $ 1,139,203
                                                   ===========   ===========    ===========

SUPPLEMENTAL CASH  FLOW  INFORMATION
     Cash paid during the period
         Interest paid                               1,469,280       588,403        539,337
         Income taxes paid                               5,466          --             --
     Non-cash transaction
         Common stock                                     --           1,200           --
         Additional paid-in capital                       --          (1,200)          --

















Notes to the consolidated financial statements are an integral part of these statements

KING  POWER  INTERNATIONAL  GROUP  CO.,  LTD.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1998, 1997 and 1996


1.   BASIS  OF  PRESENTATION

King Power International Group Co., Ltd. (formerly Immune America, Inc.) (herein the "Company") was incorporated under the laws of the State of Nevada on July 30, 1985.

On June 12, 1997, the Company exchanged 18,800,000 shares of its common stock for 99.94% of issued and outstanding common shares of King Power Tax Free Company Limited [(formerly J.M.T. Group Company Limited) - KPT thereafter] and 94.95% of the issued and outstanding common shares of King Power Duty Free Company Limited [(formerly J.M.T. Duty Free Company Limited) - KPD thereafter].

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

KPD is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in various stores located in the international terminals of the various airports located in Thailand. KPD holds from the Airports Authority of Thailand a non-exclusive license to operate duty free stores for all stores of this specific nature. For the duty free store operation, KPD is exempt from input value added tax on
purchases  of  merchandise   and  from  output  value  added  tax  on  sales  of
merchandise.

KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products in the international and domestic terminal of the various airports located within Thailand to the general public. KPT holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of this specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise.

On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited ("KPG Thai"), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997 and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per share. KPT acquired 5,093 shares of common stock in KPG Thai equivalent to 50.93% of the registered capital. The Company owns 99.93% of equity interest in KPG Thai.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investment in other companies under 20% of interest was accounted for using the cost method. The consolidated financial statements are presented in U.S. dollars.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis.

Allowance for Doubtful Accounts - The allowance for doubtful accounts of the Company is provided at the estimated collection losses on receivables, based on the Company's collection experience together with a review of the financial position of each debtor.

Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

Gains or losses on exchange are recognized as income or expenses in the year.

Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.

The exchange rates as of December 31, 1998 and 1997 are $1= Thai Baht 36.688 and Baht 47.247, respectively. The average rates of exchange during 1998, 1997 and 1996 are $1= Thai Baht 40.795, Baht 33.883 and 25.408, respectively.

Property, Plant and Equipment - Property, plant and equipment is stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets as follows:

        Building                                               20  Years
        Leasehold improvements                              Term of lease
        Selling office equipment and fixtures                   5  Years
        Vehicles                                                5  Years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred.

Store Pre - Opening Costs - Store pre - opening costs are expensed as incurred.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition - The Company recognizes revenue from sales of merchandise at the point of sale.

Concession Fees - According to the concession agreement with Airports Authority of Thailand, KPT is required to pay concession fees, rental and services fees, and other related expenses at the fixed charges per month as defined in the agreement. According to the concession agreement with Airports Authority of Thailand, KPD is required to pay concession fee at the fixed percentage of sales but at least equal to the fixed charges as defined in agreement, and pay rental and service fee and other related expenses.

Concentration of Credit Risk - The Company's retail businesses are cash flow businesses. Most sales take place with cash receipts or credit card payments. The Company maintains its cash accounts with various financial institutions. See
Note 11 with respect to loans and advances to directors and affiliated companies.

Fair Value of Financial Instruments - The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and accrued payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value because the interest rates instruments are subject to change with market interest rates.

Income Taxes - The Company accounts for income taxes using the liability method, under Statement of Financial Accounting Standard No. 109.

The Company does not provide for United States income taxes on unremitted earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations.

Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potential dilutive securities outstanding.

Reclassification - Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards No. 133 is effective for fiscal years beginning after June 15, 1999. This Statement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that adoption will not have a significant impact on financial condition or operating results.

3.   RESTRICTED  FIXED  DEPOSITS

                                                  1998                1997

         Restricted fixed deposits           $   5,254,485       $  6,465,680
         Interest rates                        6.00% - 15.00%     9.25% - 11.25%

         In 1998, the restricted fixed deposits with maturities from six to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets. In 1997, the restricted fixed deposits were primarily collateral for bank credit facilities of subsidiaries and a related company (Forty Seven Co., Ltd.) and for the issuance of a letter of guarantee required by the Airports Authority of Thailand pursuant to the operating agreement with the Company and are, therefore, shown as non - current assets.


4.   OTHER CURRENT ASSETS

     Other current assets consist of the following :

                                                        1998           1997

         Management fee receivable
           - related companies (see Note  11)         $2,714,184   $ 2,174,893
         Refundable value added tax                    2,238,862       963,528
         Other                                           885,600       675,994
                                                    -------------  ------------
                                                       5,838,646    3,814,415
         Less Allowance for doubtful account          (2,714,184)       -
         ----
                                                    =============  ============
                                                    $  3,124,462   $ 3,814,415
                                                    =============  ============

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

In 1998, KPG Thai charged a management fee amounting to $ 267,284 to King Power International Co., Ltd. (a related company) for office rental, operating expenses, advertising and consulting. The fee is based on actual expenses plus 20%. The period of agreement was for one year, commencing from January 1, 1998 to December 31, 1998.

In 1997, KPT charged a management fee to Downtown D.F.S (Thailand) Co., Ltd. (a related company) for management and consulting service. The period of agreement was for one year, commencing from January 1, 1997 to December 31, 1997. The fee amounted to $ 182,000 per month, and totaled $ 2,184,000. In 1998, no such services were provided by KPT and accordingly, no management fees were charged.


5.   PROPERTY, PLANT  AND  EQUIPMENT-NET

                                                       1998          1997

         Land                                     $    716,393    $   111,753
         Building                                      140,870        109,375
         Leasehold improvements                      4,556,110      2,334,382
         Sales office equipment and fixtures         2,160,045        983,794
         Vehicles                                      654,010        294,023
         Construction in process                      -               354,486
                                                  -------------   ------------
              Total cost                             8,227,428      4,187,813
         Less Accumulated depreciation              (2,053,818)      (785,361)

                                                  =============   ============
              Net book value                      $  6,173,610    $ 3,402,452
                                                  =============   ============

As at December 31, 1998 and 1997, land and building are pledged as collateral for credit line of trust receipt and long - term loan from bank. (see Note 6)


6.   BANK  OVERDRAFT  AND  LOANS  FROM  BANKS

                                                       1998          1997

         Bank overdrafts                          $    516,589    $    958,635
         Loan from bank                               -              1,693,229
         Trust receipts                              9,669,158       3,143,323
         Promissory note                              -                423,307
                                                  ============    ============
                                                  $ 10,185,747    $  6,218,494
                                                  ============    ============

As at December 31, 1998 and 1997, the Company has an overdraft facility with a commercial bank in Thailand totaling Baht 20.74 million ($ 570,000) and Baht 25 million ($ 530,000) carrying interest rates of at MOR (Minimum Overdraft Rate) plus 1% per annum. For the years ended December 31, 1998 and 1997 the average rate of MOR was 15.00% - 21.75% and 15.50% - 24.00% per annum, respectively. Available lines of credit for the bank overdrafts are guaranteed by certain directors and pledge of fixed deposits. (see Note 3)

As at December 31, 1998 and 1997, trust receipts incurred by KPD bear interest at the rates varying from 7.14% - 17.50% and 12.50% - 19.50% per annum, respectively, and are guaranteed by fixed deposits, KPD's land, and two directors of KPD together with a related company. Trust receipts are as follows as of December 31, 1998:

                                   Currencies         Amount    Interest rate
                                                                    ( % )
1998


Foreign currency borrowing by subsidiaries in Thailand

-under forward contract      USD      2,308,958       2,308,958

-without forward contract    AUD        101,182          62,665    11.47 - 15.50
                             BAHT     1,522,526          41,504    14.50 - 15.50
                             DEM        433,430         261,277     9.75 - 14.00
                             FRF      2,082,357         374,956     9.10 - 12.00
                             GBP         15,488          26,250      13.50
                             HKD      7,237,084         942,342     9.06 - 17.50
                             ITL    926,405,459         570,736     9.06 - 13.00
                             SFR        175,770         129,896     7.75 - 14.50
                             SGD         69,634          42,545     9.50 - 14.50
                             USD      4,851,989       4,879,264     9.06 - 15.50
                             YEN      3,292,720          28,765        7.14
                                                   ============
                                                   $  9,669,158
                                                   ============

KPT had a short-term loan with a Thailand bank for Baht 100 million of which the balance as at December 31, 1997 is amounting to Baht 80 million ($ 1,693,229) carrying interest rate at MLR (Minimum Loan Rate), plus 1.5% per annum. The repayments schedule was by ten installments of Baht 10 million, starting from November, 1996. The short-term loan was guaranteed by two directors of KPT together with a related company, and one million shares of KPD's stock. The loan was repaid in 1998.

For the year ended December 31, 1997, the average rate of MLR was 17% per annum.

As of December 31, 1997, KPT issued a 30-day promissory note payable to a local commercial bank, which bears interest at rates varying from 13% - 14.25% per annum. The amount was repaid in 1998.




7.   CONCESSION FEES

     Accrued concession fees consist of the following :
                                                      1998             1997
           Accrued concession fee :
               - Customs Department                  $  2,881,077     $  709,661
               - Airports Authority of Thailand         7,916,758      5,506,409
                                                     ============     ===========
                                                     $ 10,797,835     $ 6,216,070
                                                     ============     ===========

                                                      1998             1997              1996

           Concession fee expense                    $ 24,969,793     $ 34,337,537     $ 20,032,406
                                                     ============     ============     ============



In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, the Company has entered into various agreements with the Airports Authority of Thailand and the Customs Department of Thailand to operate at the international and domestic airports and to rent office space.

Both KPD and KPT are required to pay concession fees, rental and service fees, property tax, and other expenses and to pledge cash or obtain a letter of bank guarantee of a local commercial bank as collateral under the aforementioned agreements with the Airports Authority of Thailand and pay concession fees under the aforementioned agreements with the Customs Department. A summary of the concession and rental fees payable and collateral for the remaining periods of the agreement are as follows:


                KPT                                     KPD
              Airport          Rental, Service     Collateral   Airport and      Rental, Service       Collateral
              Concession fee   and other expense                 Customs         and other expense
      Year                                                      Concession fee

                            '000                                           '000

      1999       14,590              680           8,553         9,560              930                   9,541
      2000       14,590              650           8,085         9,900              930                   9,882
      2001       14,590              220           7,935        10,240              930                  10,223
      2002       14,590               -            7,851           -                 -                      -
      2003        6,080               -            7,851           -                 -                      -


Effective March 19, 1998, the Thai Customs Department agreed to waive the concession fees which KPD is required to pay for the duration of KPD's concession through 2001 thus reducing the total amount required. Amounts expensed by KPD under Thai Customs Department concession were $ 9,024,251 for 1997 and $ 1,988,951 from January 1 to March 19, 1998. Additionally, the Customs Department approved on November 6, 1998 to extend the repayment of concession fee for December 1997 and January 1998 amounting to $ 1,716,107 (Bath 62,953,299) as installment payments, carrying interest rate of 1% per month and due in October 1999.

8.   LONG - TERM  LIABILITIES

                                                           1998         1997

           Long-term loans                              $1,575,401   $  208,665
           Installment purchase payable                     59,556       47,470
                                                        -----------  -----------
                                                         1,634,957      256,135
           Less Current portion of long-term debt        1,346,820)     (28,649)
                                                        -----------  -----------
           Long-term liabilities                           288,137      227,486
                                                        -----------  -----------

           Other liabilities                               114,790       -
                                                        ----------   -----------
                                                        $  402,927   $  227,486
                                                        ===========  ===========

As at December 31, 1998 and 1997 long-term loans consist of loans from banks and financial institution, carrying interest rate of 17.25% - 21.50% and 13.50% per annum, respectively. The long-term loans are secured by the Company's land, building and guaranteed by a director of the Company. (see Note 5)

     Loans are due as follows:

                  Installment Purchase Obligation
                                                             1998       1997

             1998                                       $      -      $  22,930
             1999                                             38,340     22,930
             2000                                              8,859      1,610
             2001                                              6,740       -
             2002                                              5,617       -
                                                        ------------  ---------
                Total                                   $     59,556  $  47,470
                                                        ============  ==========
     Long-term Loan Installment Payments
             1998                                       $      -       $  5,719
             1999                                          1,346,820      6,528
             Thereafter                                      228,581    196,418
                                                        ------------   --------
                Total                                   $  1,575,401   $208,665
                                                        ============   =========


9.   SHAREHOLDERS' EQUITY

     (a) Per the reverse acquisition agreement, the two Thailand-based companies together received a total of 18,800,000 shares of common stock of Immune America, Inc. which represented 94% of equity interest as of the date the reverse acquisition agreement was effective. Therefore, the 18,800,000 shares were assumed to be issued and outstanding as of January 1, 1996 for the purpose of presenting comparative financial statements.

     (b) Per reverse acquisition agreement, 752,000 shares out of the total 18,800,000 shares were put in escrow subject to certain requirements including that the Company shall have financial statements prepared in accordance with U.S. GAAP and shall have reached certain criteria of financial performance as of December 31, 1997. If, as of December 31, 1997, the Company failed to satisfy any of these conditions the 752,000 shares were to be released to a financial consultant which was also a party to the reverse requisition agreement. During the first quarter of 1998, these shares were released from escrow and issued to the financial consultant.

     (c) Per the reverse acquisition agreement, the other 4% of equity interest were represented by 1,200,000 shares of common stock as of June 12, 1997 when the reverse acquisition was effective. These 1,200,000 shares of common stock were represented by the following components:

                                   Common stock       Additional  Retained      Treasury     Total
                                Shares      Amount      paid-in   earnings      stock
                                                       capital

Beginning Balance at
12/31/96                        275,316   $     275   $ 151,186   $(143,833)   $  (6,000)   $   1,628

Form S-8 issuance at
5/8/97                          924,684         925      69,717        --           --         70,642
Reissuing of treasury stock        --          --          --          --          6,000        6,000
Net loss at 6/12/97                --          --          --       (78,270)        --        (78,270)
                              ---------   ---------   ---------   ---------    ---------    ---------
Total shareholders' equity
   At June 12, 1997           1,200,000   $   1,200   $ 220,903   $(222,103)   $    --      $    --
                              =========   =========   =========   =========    =========    =========

     (d) On August 18, 1997, the Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of $8.00 per share with net proceeds of $1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. 125,000 shares were placed in escrow until May 1, 1998, subject to an additional payment by the purchasers of $4.00 per share on all 250,000 shares issued or $1,000,000 in the event that the earnings per share for the Company for the calendar year ended December 31, 1997 exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without further consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United States Securities Act of 1933, as amended.

10.  INCOME  TAX

     The provision for income taxes consist of the following:

                                         1998          1997             1996

     Current (payable):
         United States               $    -         $    -          $      -
         Foreign                      (3,476,186)        -                 -
                                     -----------    -----------     -----------
                                      (3,476,186)        -                 -
                                     -----------    -----------     -----------
     Deferred (benefit):
         United States                   -               -                 -
         Foreign                      3,590,141       1,219,387            -
                                     -----------    -----------     -----------
                                      3,590,141       1,219,387            -
                                     -----------    -----------     -----------
      Total income tax benefit       $ 113,955      $ 1,219,387     $      -
                                     ===========    ===========     ===========




Pre-tax  loss for  foreign  companies  for the year ended 1998 was $  2,028,413.
Current taxes payable are included in other current liabilities.


A reconciliation of the Company's statutory income tax rate with its effective income tax rate is as follow:

                                                                       1998               1997          1996

     Statutory United States Federal rate                              (35)%               35%              35%
     Foreign tax rate difference                                         2                 (5)              (5)
     Use of net operating loss carry forward                            (1)               (30)             (30)
     Usage of temporary difference                                       -                 (4)              (1)
     Recognition of net operating loss carry forward                     -                (14)            (286)
     Valuation allowance recorded                                       19                  -              287
     Non-deductible expenses                                             3                  -               -
     Other miscellaneous (including translation)                         9                  -               -
                                                                  --------------   --------------    -----------
                                                                       (3)%            (18)%                -
                                                                  ==============   ==============    ============

     The components of deferred tax assets and liabilities were :

                                                                      1998               1997           1996

     Reserves                                                     $ 4,945,942        $  -            $  -
     Temporary difference                                              -               264,166            20,052
     Net operating loss carry forward                                  333,572         955,221         4,589,205
                                                                  --------------   -------------     -------------
                                                                     5,279,514       1,219,387         4,609,257
     Translation adjustment                                            -               (344,922)            -
     Less  Valuation allowance                                        (814,908)        -               (4,609,257)
     ----
                                                                  --------------   -------------     -------------
     Deferred tax assets                                          $ 4,464,606        $874,465        $      -
                                                                  ==============   =============     =============


     As at December 31, 1998 and 1997, U.S. Parent Company and the Company's foreign subsidiaries have deferred tax assets relating to net operating loss carry forwards for income tax purpose of $ 333,572 and $ 955,221, respectively, that expire in years 1999 to 2000. No valuation allowance on the foreign loss carry forwards has been provided at December 31, 1998 and 1997 as the Company has determined that it is more likely than not to realize these deferred income tax assets. The U.S. loss carry forward has a full valuation allowance provided for it as management does not believe it is more likely than not to be realized.



11.  RELATED  PARTIES  AND  DIRECTORS  TRANSACTIONS

     The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at December 31, 1998 and 1997 with related companies and directors are as follows (in'000):

                                                                       As at December 31, 1998
                                          Accounts       Loans and receivables to related       Management    Accounts      Other
                                          receivable              companies                       fee         payable       payable
                                                                 and Directors                  receivables
                                        ------------ ----------------------------------------- ------------- ----------- -----------

                                                         Loans      Interest and    Total
                                                                      other
                                                                    receivables
1998
  King Power International Co., Ltd.    $   1,690    $    1,052      $  156     $     1,208    $    199    $     -    $       -
  Forty Seven Co., Ltd.                      -            6,022         354          6,376          -            -            -
  Downtown D.F.S. (Thailand) Co., Ltd.        184         2,070         377          2,447        2,515          -            -
  King Power Duty Free (CBO) Ltd.            -            1,429         128          1,557          -            88           50
  Top China Group Co., Ltd.                  -            1,302          70          1,372          -            -            -
  Lengle (Thailand) Co., Ltd.                -              299          18            317          -            -            -
  Grand Enterprise and Trading
    Partnership                              -            1,177          47          1,224          -            -            -
  King Power on Board and Sale Service
    Co., Ltd.                                -              372          25            397          -            98           -
  Infotel Communication(Thailand) Co.,
    Ltd.                                     -              553          44            597          -            -            -
  King Power Development Co., Ltd.           -              121           3            124          -            -            -
  King Power Alpha on Board and Sale
    Service Co., Ltd.                        -                2         -                2          -            -            -
  Thai Nishigawa International Co., Ltd.     -             -            -             -             -            55           -
  Niji (Thailand) Co., Ltd.                  -             -            -             -             -            66           -
                                        ------------ -------------- ----------- -------------- ------------- ----------- -----------
                                            1,874        14,399       1,222         15,621        2,714         307           50
  Directors                                  -            7,228         220          7,448          -            -            -
                                        ------------ -------------- ----------- -------------- ------------- ----------- -----------
                                            1,874        21,627       1,442         23,069        2,714         307           50
  Less Allowance for doubtful accounts
        Related companies                  (1,874)       (8,110)       (913)        (9,023)      (2,714)         -            -
        Directors                            -           (2,134)        -           (2,134)         -            -            -
                                        ------------ -------------- ----------- -------------- ------------- ----------- -----------
                                           (1,874)      (10,244)       (913)       (11,157)      (2,714)         -            -
                                        ------------ -------------- ----------- -------------- ------------- ----------- -----------
  Total                                 $      -     $  11,383      $  529      $   11,912     $       -     $  307      $    50
                                        ============ ============== =========== ============== ============= =========== ===========




                                                      As at December 31, 1997
                                           Accounts    Loans and receivables to related           Management      Accounts
                                           receivable         companies                             fee           payable
                                                          and Directors                           receivables
                                           -------------------------------------------------------------------------------
                                                          Loans        Interest        Total
                                                                           and
                                                                          other
                                                                       receivables

1997
    King Power International Co., Ltd.       $  438        $1,961       $ --           $1,961      $ --           $ --
    Forty Seven Co., Ltd.                      --             345           32            377        --             --
    Downtown D.F.S. (Thailand) Co., Ltd.        164           635          240            875       2,175           --
    King Power Duty Free (CBO) Ltd.            --               9         --                9        --              280
    Lengle (Thailand) Co., Ltd.                --            --           --             --          --              311
    Thai Sky Travel & Intertrade Co., Ltd.     --            --           --             --          --                2
    Thai Nishigawa International Co., Ltd.     --            --           --             --          --               32
    Niji (Thailand) Co., Ltd.                  --            --           --             --          --               20
                                             ------        ------       ------         ------      ------         ------
                                                602         2,950          272          3,222       2,175            645
Directors                                      --           1,323          380          1,703        --             --
                                             ------        ------       ------         ------      ------         ------
                                                602         4,273          652          4,925       2,175            645
Less Allowance for doubtful accounts
      Related companies                        --            --           --             --          --             --
      Directors                                --            --           --             --          --             --
                                             ------        ------       ------         ------      ------         ------
                                               --            --           --             --          --             --
                                             ------        ------       ------         ------      ------         ------
Total                                        $  602        $4,273       $  652         $4,925      $2,175         $  645
                                             ======        ======       ======         ======      ======         ======



Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As at December 31, 1998 and 1997, there are accrued concession fees amounting to $7,916,758 and $5,506,409, respectively. (see Note 7)

An allowance for doubtful accounts of $ 15,745,552 has been provided for certain amounts due from related companies and directors based on liquidity restraints of such parties.

In 1998 and 1997, the Company charged interest for loans to/from related companies at 10.00%, 14.50% - 17.50% per annum and charged interest for loans to/from directors at 6.50%-10.00% and 14.50% - 17.50% per annum, respectively. Such loans have no formal contracts or collateral and are due on demand.

KPD made a deposit in 1997 with a related company, Downtown D.F.S. (Thailand) Co., Ltd.(DDC) for using credit facilities of Baht 100 million from a financial institution which is guaranteed by DDC.

The Company had operating transactions with related parties and directors as follows (in'000):

                                                           Related Companies
                                                    For the year ended December 31,
                                               1998              1997              1996
     Sales                                 $    805           $ 1,253           $  -
     Interest income                           843                142              -
     Management fee income                     254              1,648              -
     Purchase                                  945              9,127               768
     Commission                                369               -                 -
     Concession fee                        $ 11,092           $34,338           $20,032

                                                               Directors
                                                    For the year ended December 31,
                                               1998              1997              1996

     Interest income                       $   198            $   380           $  -


12.  COMMITMENTS AND CONTINGENT LIABILITIES

     Lease commitments

     As of December 31, 1998 and 1997, KPG Thai has a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year as follows (in'000):

                                 Year ended December 31,
                                                          1998           1997
                                                          ----           ----
                                           1998         $    -        $     236
                                           1999              415             236
                                           2000              364             196
                                           2001               83            -
                                                        ==========     =========
                                                        $    862       $     668
                                                        ==========     =========

Letter of bank guarantee

     As of December 31, 1998 and 1997, KPT and KPD were contingently liable for bank guarantees totaling $ 13.46 million and $ 12.14 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.

     Unused letters of credit

     As of December 31, 1998 and 1997, KPT and KPD have the unused letters of credit amounting to $6.46 million and $0.00 million, respectively.

13. SEGMENT FINANCIAL INFORMATION

     The following segment information of the Company for 1998, 1997 and 1996 are disclosed in accordance with Statement of Financial Accounting Standard No. 131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management (in'000).


                      For the year ended December 31, 1998
                                                             Duty Free        Tax Free         All
                                                               Retail         Retail          Other          Totals

      Segment Information
      Revenue from external customers                        $ 57,461        $33,664          $  -          $91,125
      Cost of merchandise sold                                 25,537         13,568              -          39,105
      Concession fees                                          11,198         13,771              -          24,969
      Gross profit                                             20,726          6,325              -          27,051
      Interest income                                           1,049            264              126         1,439
      Interest expenses                                         1,048            313                4         1,365
      Segment net income (loss)                                 2,251         (2,781)          (3,757)       (4,287)
      Segment total assets                                     35,164         11,678            1,234        48,076
      Expenditures for segment assets                           2,532            580              710         3,822
      Depreciation                                                539            311              104           954
      Unrealized gain (loss) on exchange                         (491)           539              (74)          (26)
      Provision for damage stock (reversal)                      (618)           -               -             (618)
      Allowance for doubtful accounts                           8,468          4,977            2,301        15,746
      Deferred tax                                           $  1,865         $2,540          $    60       $ 4,465

                      For the year ended December 31, 1997
                                                             Duty Free        Tax Free         All
                                                               Retail         Retail          Other          Totals
      Segment Information
      Revenue from external customers                        $ 59,629        $36,367          $  -          $95,996
      Cost of merchandise sold                                 25,583         12,922             -           38,505
      Concession fees                                          17,790         16,547             -           34,337
      Gross profit                                             16,256          6,898             -           23,154
      Management fee                                              -            1,648             -            1,648
      Interest income                                             975            852             -            1,827
      Interest expenses                                           643            583             -            1,226
      Segment net income (loss)                                 1,700          6,993              (787)       7,906
      Segment total assets                                     20,171         12,512             2,396       35,079
      Expenditures for segment assets                           1,405            296               317        2,018
      Depreciation                                                595            184             -              779
      Gain (loss) on exchange                                  (6,887)         2,515             -           (4,372)
      Provision for damage stock                                  533            -               -              533
      Deferred tax                                           $               $                $         -   $
                                                                  391            483                            874





                                                                     For the year ended December 31, 1996
                                                             Duty Free        Tax Free         All
                                                               Retail         Retail          Other          Totals
      Segment Information
      Revenue from external customers                         $    -          $ 41,869       $  -           $ 41,869
      Cost of merchandise sold                                     -           14,447           -             14,447
      Concession fees                                              -           20,032           -             20,032
      Gross profit                                                 -            7,390           -              7,390
      Interest income                                              156            437           -                593
      Interest expenses                                             27            512           -                539
      Segment net income (loss)                                   (811)         2,414           -              1,603
      Segment total assets                                      14,391          9,351           -             23,742
      Expenditures for segment assets                            1,168            304           -              1,472
      Depreciation                                                  26            155           -                181
      Gain (loss) on exchange                                 $     18        $   447        $  -            $   465

                                                                                  For the year ended
                                                                                     December 31,
                                                                      1998            1997             1996
      Revenue
          Total revenues for reportable segments                      $91,787         $96,376         $ 41,869
          Elimination of intersegment revenues                           (662)           (380)              -
                                                                    ----------       ---------        --------
          Total consolidated revenues                                 $91,125         $95,996         $ 41,869
                                                                    ==========       =========        ========

                                                                                  For the year ended
                                                                                     December 31,
                                                                      1998            1997             1996
      Profit or loss
          Total profit or loss for reportable segments              $   6,201         $ 16,495        $ 1,643
          Elimination of intersegment profits                          (1,914)          (8,560)          -
                                                                    ----------        ---------       --------
          Total consolidated profit or loss                         $   4,287         $   7,935       $ 1,643
                                                                    ==========        ==========      ========

                                                                                             As at December 31,
                                                                                          1998               1997
      Assets
          Total assets for reportable segments                                           $ 67,102          $  47,523
          Elimination of intersegment assets                                              (19,026)           (12,444)
                                                                                         =========         ==========
          Total consolidated assets                                                      $ 48,076          $  35,079
                                                                                         =========         ==========


SCHEDULE 2-ALLOWANCES

                    SCHDULE 2 - ALLOWANCES
                                                  Balance at   Additions charged    Additions charged    Deductions    Balance at
                                                      the        to costs and      to other accounts                   end of year
                                                   beginning       expenses
                                                    of year
For the Year Ended December 31, 1998
Allowances Deducted from Assets
      Trade account receivable                         -                1,874,290           -             -              1,874,290
      Loans to and receivable from related
        company and directors                          -               11,157,025           -             -             11,157,025
      Merchandise inventories                         533,367           -                   -             -533,367               0
      Deferred tax                                     -                -                  814,908                         814,908
      Management fees(other current assets)            -                2,714,184           -             -              2,714,184
      Investments in other companies                   55,666              16,177          17,845         -                 89,688
         Total  Allowances Deducted from Assets       589,033          15,761,676         832,753         -533,367      16,650,095
                                                   ===============================================================================
For the Year Ended December 31, 1997
Allowances Deducted from Assets
      Merchandise inventories                          -                  469,209          64,158         -                533,367

      Deferred tax                                  4,609,257           -                 -               -4,609,257             0
      Investments in other companies                   66,284              27,503         -38,121         -                 55,666

         Total  Allowances Deducted from Assets     4,675,541             496,712          26,037         -4,609,257       589,033
                                                   ===============================================================================
For the Year Ended December 31, 1996
Allowances Deducted from Assets
      Deferred tax                                     -               -                4,609,257          -             4,609,257
      Investments in other companies                   37,401              29,757            -874          -                66,284
         Total  Allowances Deducted from Assets        37,401              29,757       4,608,383                  0     4,675,541


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accounting firm of BDO Binder (Thailand) Ltd., the independent accountants for the Company that was hired on December 12, 1997, was dismissed as of November 15, 1998 as directed by the Board of Directors. During the fiscal year ended December 31, 1997 and the subsequent interim period through November 15, 1998 there have been no disagreements with BDO Binder (Thailand) Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. BDO Binder (Thailand)
                                                                              44

Ltd.'s report on the Company's financial statements for the fiscal year ended December 31, 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 1997 and the subsequent interim period through November 15, 1998 there were no disagreements with the Company's accounting firm, BDO Binder (Thailand) Ltd. or reportable events.

Because of the dismissal of the accounting firm of BDO Binder (Thailand), LLP, on November 15, 1998, the Company engaged the accounting firm of Deloitte Touche Tohmatsu Jaiyos as independent accountants for the Company, effective as of November 15, 1998. During the fiscal years ended December 31, 1996 and 1997, and the subsequent interim period through November 15, 1998, there have been no consultations with Deloitte Touche Tohmatsu Jaiyos on any matters of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.




PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                        Age               Position
----                        ---               --------

Vichai Raksriaksorn         41                Group Chairman, Chief Executive
                                              Officer and Director

Viratana Suntaranond        58                Group Executive Director,
                                              Group Chief Financial Officer,
                                              Secretary and Director

Antares Cheng               42                Group Managing Director and
                                              Director

Aimon Boonkhundha           42                Deputy Group Managing Director
                                              and Director

Dharmnoon Prachuabmoh       65                Director

Suwan Panyapas              55                Director

Benjamin B. Fattedad        56                Group Director of Development
                                              And Director


Set forth below is a description of the backgrounds of the executive officers and directors of the Company and a listing of their principal occupations for the past five years.




Vichai Raksriaksorn
1997-Present      Group Chairman, Chief Executive Officer and Director of King
                   Power International Group Co., Ltd.
                  Managing Director of King Power Duty Free Co., Ltd.
                  Chairman of King Power Development Co., Ltd.
                  Thai National Dressage Team Manager
                  Privilege Committee of Thailand Equestrian Federation

1995-1998         Chairman of King Power Duty Free (Macau) Co., Ltd.
                  Chairman of King Power Duty Free (C.B.O.) Limited, Hong Kong
1994-Present      Managing Director of Top (China) Group Co., Ltd.
                  Chairman of King Power International Co., Ltd.
                  Managing Director of Forty Seven Co., Ltd.
                  Chairman of Beijing Great Wall (Top) Tourist Services Co.,
                   Ltd.
                  Chairman of V&A Holdings Co., Ltd.
1994-1998         Chairman of Hong Kong Kai Tak International Airport Duty Free
                   Shop Co., Ltd.
1993-Present      Chairman of King Power Tax Free Co., Ltd.
                  Chairman of Capitalux Co., Ltd.
1992-Present      Chairman of Lengle (Thailand) Co., Ltd.
1991-Present      Chairman of TAT (Phnompenh) Duty Free Co., Ltd.
1989-Present      Managing Director of Downtown D.F.S. (Thailand) Co., Ltd.


Viratana Suntaranond
1997-Present      Group Executive Director, Group Chief Financial Officer,
                   Secretary and Director of King Power
                  International Group Co., Ltd.
                  Executive Director and Managing Director of King Power Duty
                   Free Co., Ltd.
1994-1997         Director of Big Hand Co., Ltd.
1993-Present      Managing Director of King Power Tax Free Co., Ltd.
1992-Present      President of U.M.P. Commercial Co., Ltd.
1985-Present      President of Niji (Thailand) Co., Ltd.
1984-Present      Managing Director of Thai-Tai International Trading Co., Ltd.


Antares Cheng
1997-Present      Group Managing Director and Director of King Power
                   International Group Co., Ltd.
1995-Present      Managing Director of Hong Kong Kai Tak International Airport
                   Duty Free Shop Co., Ltd.
                  General Manager of King Power Duty Free (Macau) Co., Ltd.
1994-Present      Director of China Ferry Terminal GM Shop
1993-Present      Managing Director of Top Group (Thailand) Co., Ltd.
1992-Present      Managing Director of King Power Group
                  Deputy Managing Director of Downtown DFS (Thailand) Co., Ltd.
1990-Present      Director of TAT Phnom Penh Duty Free Co., Ltd., Cambodia
                  Shareholder, Director and General Manager of Europa Prince
                   Department store
1989-Present      Managing Director of Railway Duty Free, Hong Kong

Aimon Boonkhundha
1997-Present      Deputy Group Managing Director and Director of King Power
                   International Group Co., Ltd.
1996-Present      Executive Director of King Power Duty Free Co., Ltd.
1994-Present      Executive Director of Top Tourist Service Co., Ltd.
1993-Present      Director of King Power Tax Free Co., Ltd.
                  Executive Director of TAT Phnom Penh Co., Ltd.
1989-Present      Managing Director of Thai Nishikawa International Co., Ltd.

Suwan Panyapas
1997-Present      Director of King Power International Group Co., Ltd.
1996-Present      Senator of Thai National Assembly
1991-Present      Advisor to TAT Duty Free Co., Ltd.

1989-Present      Advisor & Shareholder of Downtown DFS (Thailand) Co., Ltd.
1989-1991         Managing Director of TAT Duty Free Co., Ltd.

Some Special Positions Held:
      Member of Committee Training Successful Candidates appointed to
        Juvenile Court.
      Member of Sub-Committee on the Development of Judicial and Ministerial
        System.
      Member of Committee/Secretary on Selection Test for Judicial Officer Senior Judge of Thonburi Court
      Chief Judge of Udon Thanee District Court
      Chief Judge attached to the Ministry of Justice


Dharmnoon Prachuabmoh
1997-Present      Director of King Power International Group Co., Ltd.
                  Life Member, Pacific Asia Travel Association (PATA)
1995-1996         Member of the Thai Parliament, House of Representatives
                  Advisor to Deputy Minister, Ministry of Communications and
                   Transport
                  Vice Chairman, Tourism Committee (House of Representatives)
1988-1995         President of Thailand Incentive and Convention Association
                   (TICA)
1988-1989         President of Pacific Asia Travel Association
1986-1994       Governor of Tourism Authority of Thailand (TAT)


Benjamin B. Fattedad
1997-Present      Group Director of Development and Director of King Power
                   International Group Co., Ltd.
                  Director of Hong Kong Kai Tak International Airport Duty Free
                   Shop Co., Ltd.
                  Director of King Power Alpha Limited.
1996-Present      Managing Director of Deveg Limited
1995-1997         Advisor of Kong Kong Kai Tak International Airport Duty Free
                   Shop Co., Ltd.
1993-Present      Advisor of Top (China) Group Co., Ltd.
1990-Present      Managing Director of Grosse Hong Kong Ltd.
1989-1995         Consultant of  TAT Duty Free Co., Ltd., Thailand



Directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Vichai Raksriaksorn and Aimon Boonkhundha are husband and wife. None of the other directors or executive officers are related. Executive offices are elected by the Company's Board of Directors to hold office until their respective successors are elected and qualified.

The Company's bylaws provide that directors may be paid their expenses, if any. Directors were not paid an annual retainer but they were each paid $2,000 - $5,000 to attend meetings of the Board of Directors, Board of Executive Officers, or of its committees held in 1998. All directors attended 100% of the Board meetings held in 1998.

Committees of the Board of Directors

The Board of Directors has two committees: the Audit Committee and Compensation Committee. The Audit Committee is composed of Vichai Raksriaksorn, Suwan Panyapas, and Dharmnoon Prachuabmoh and Mr. Raksriaksorn is chairman. The Audit Committee is responsible for recommending the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principles used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee is composed of Vichai Raksriaksorn, Suwan Panyapas, and Dharmnoon Prachuabmoh and Mr. Raksriaksorn is Chairman. The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors concerning all forms of compensation paid to the Company's executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on the review of Forms 3,4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), no individuals have failed to file on a timely basis the reports required to be filed under that rule or as required by Section 16(a) of the 1934 Act during the 1998 fiscal year.


ITEM 11  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation paid by the Company to its Executive Officers for the fiscal year ended December 31, 1996, 1997 and 1998. None of the Company's executive officers or directors received cash and/or non-cash compensation in excess of $100,000 for any of those fiscal years.


Summary Compensation Table

----------------- --------------------------------------------- ------------------------------- -------------

      (a)                     Annual Compensation                  Long Term
    Name and                                                    Compensation
   Principal                                                    Awards                              (i)
    Position                                                    Payouts
----------------- -------- ---------- ----------- ------------- ----------- --------- --------- -------------
                    (b)       (c)        (d)          (e)          (f)        (g)       (h)
----------------- -------- ---------- ----------- ------------- ----------- --------- --------- -------------
----------------- -------- ---------- ----------- ------------- ----------- --------- --------- -------------
                   Year     Salary      Bonus     Other Annual  Restricted  Option/   LTIP       All Other
                                                  Compensation  Stock       SARs(#)   Payouts   Compensation
                                                                  Awards
----------------- -------- ---------- ----------- ------------- ----------- --------- --------- -------------
Vichai             1998        -          -          5,000*         -          -         -           -
Raksriaksorn       1997        -          -          6,800          -          -         -           -
Group Chairman     1996        -          -            -            -          -         -           -
& CEO
----------------- -------- ---------- ----------- ------------- ----------- --------- --------- -------------
Viratana           1998        -          -          5,000*         -          -         -           -
Suntaranond        1997        -          -          6,800          -          -         -           -
Group Executive    1996        -          -            -            -          -         -           -
Director & CFO
----------------- -------- ---------- ----------- ------------- ----------- --------- --------- -------------
Antares Cheng      1998        -          -          2,000**         -          -         -           -
Group Managing     1997        -          -          6,800          -          -         -           -
Director           1996        -          -            -            -          -         -           -

----------------- -------- ---------- ----------- ------------- ----------- --------- --------- -------------
Aimon              1998     53,000        -          2,000**         -          -         -           -
Boonkhundha        1997        -          -          6,800          -          -         -           -
Deputy Group       1996        -          -            -            -          -         -           -
Managing
Director
----------------- -------- ---------- ----------- ------------- ----------- --------- --------- -------------


* Both Vichai Raksriaksorn and Viratana Suntaranond received meeting compensation for the Board of Directors' Meetings and the Board of Executive Officers' Meetings at $3,000 and $2,000, respectively.
** Both Antares Cheng and Aimon Boonkhundha received meeting compensation from the Board of Executive Officers' Meetings.

The Company has no employment agreements with any of its executive officers or directors.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 26, 1999 with regard to the beneficial ownership of the Common Stock (i) each person known to the Company to be beneficial owner of 5% or more of its outstanding Common
Stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and director as a group.



         (1)                                         (2)                                  (3)
Name and Address                       Number of Shares Beneficially Owned              Percent
-----------------------                ------------------------------------             -------


Vichai Raksriaksorn (1)                              5,748,000 (1)                      28.38%
Viratana Suntaranond (2)                             3,000,000 (2)                      14.81%
Aimon Boonkhundha (3)                                3,000,000 (3)                      14.81%
Antares Cheng                                           100,000                            *
Benjamin B. Fattedad                                      90,000                           *
Suwan Panyapas                                             -0-                             *
Dharmnoon Prachuabmoh                                      -0-                             *
Niphon Raksriaksorn (4)                              1,037,883 (4)                        5.12%

         TOTAL 8 persons                            12,975,883 (1)(2)(3)(4)              64.07%

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

(3) This excludes 5,748,000 shares owned by her husband, Vichai Raksriaksorn, as his separate property, as well as 5,000 shares owned by her mother, Auemporn Boonkhant. Ms. Boonkhundha disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares.

(4) This excludes 5,748,000 shares owned by his uncle, Vichai Raksriaksorn, as his separate property. Mr. Niphon Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The following companies, which are owned or controlled by one or more of the directors of the Company, had transactions with the Company during the 1998 fiscal year and are likely to have similar transactions with the Company in the future. The related amounts are disclosed in Note 11 "Related Parties Transactions" in Notes To Consolidated Financial Statements. All transactions were on terms and conditions and at prices substantially similar to those that these companies would have negotiated with unrelated third parties for the same goods and services.

Thai Nishikawa International Co., Ltd.

Mr. Vichai Raksriaksorn and Ms. Aimon Boonkhundha are Director and Managing Director, respectively, and owners of this company whose main business is a manufacturer of costume jewelry for exporting.

Lengle (Thailand) Co., Ltd.

Mr. Vichai Raksriaksorn is the Chairman and Mr. Suwan Panyapas is a Director of this company. Along with Mr. Viratana Suntaranond, Mr. Antares Cheng and Ms. Aimon Boonkhundha, they are stockholders of this company, whose main business was the Central Buying Office for local merchandise sold to KPT. Other than the existing loan outstanding owed to KPG's subsidiary, there is no other business activity currently.

Thai Sky Travel & Intertrade Co., Ltd.

Messrs. Vichai Raksriaksorn, Viratana Suntaranond, Antares Cheng and Dharmnoon Prachuabmoh are the directors and owners of this company, whose main business is a travel agent providing travelling arrangement for clients. There have been and continue to be minimum business activities with this company but principally the Company and its subsidiaries benefit from the low prices offered by this company for its services.

King Power Duty Free (C.B.O.) Limited, Hong Kong

Mr. Vichai Raksriaksorn is the Chairman and Mr. Antares Cheng is the Managing Director and they are owners of this company, whose main business was the Central Buying Office of imported merchandise sold to KPD. Other than the existing loan owed to KPG's subsidiary, there is no other business activity currently.

Niji (Thailand) Co., Ltd.

Mr. Viratana Suntaranond is the President and owner of this company, whose main business is the manufacturer of ballpoint and plastic-tip pens under the brand name "Niji". In 1998, when other suppliers raised the cost of shopping bags to an unacceptable level, KPG's subsidiaries purchased shopping bags from Niji at a much lower cost than those offered generally in the market.

Forty Seven Co., Ltd.

Messrs. Viratana Suntaranond, and. Dharmnoon Prachuabmoh are Directors, Mr. Vichai Raksriaksorn is the Managing Director and all are shareholders of this company, whose main business is to act as the holding company for a duty-free operation in Hong Kong. This company's operations are currently being liquidated and it is in the process of recovering the owners' investment in this business.

Top China Group Co., Ltd.

Messrs. Viratana Suntaranond, and Antares Cheng are Directors, and Mr. Vichai Raksriaksorn is the Managing Director and all are shareholders of this company, whose main business is acting as the holding company for a duty-free operation in Mainland China at the Great Wall. This company operates, as a joint venture with the Forestry Ministry of the Republic of China, a duty-free business at the Great Wall area under the 50-year license.

King Power International Co., Ltd.

Mr. Vichai Raksriaksorn, Mr. Viratana Suntaranond, and Ms. Aimon Boonkhundha are the Directors, Mr. Raksriaksorn is the Chairman and all are shareholders of this company, whose main business is the operation of a duty-free store in downtown Bangkok where merchandise is sold to international travelers.



Downtown D.F.S. (Thailand) Co., Ltd.

Messrs. Vichai Raksriaksorn, Antares Cheng and Suwan Panyapas are shareholders of this company. Messrs. Raksriaksorn, Cheng and Ms. Aimon Boonkhundha are the Directors. Mr. Raksriaksorn and Mr. Cheng are Managing Director and Deputy Managing Director, respectively. The main business of this company is the operation of a duty-free store in downtown Bangkok. This company is also engaged in selling general merchandise to the general public.

Airport Authority of Thailand (AAT)

AAT is a governmental agency and it owns five percent of the stock of King Power Duty Free Co., Ltd. In its capacity as a governmental agency and following the rules and procedures established by the government of Thailand, it has granted the concessions and leases under which both King Power Duty Free Co., Ltd. and King Power Tax Free Co., Ltd. operate.

King Power on Board and Sale Service Co., Ltd.

Messrs. Vichai Raksriaksorn and Viratana Suntaranond and Ms. Aimon Boonkhundha are the Directors and shareholders of this company. The main business of this company is intended in the future to be the operation of duty-free sales on board the airplanes owned and operated by Thai Airways International Public Co., Ltd.

Infotel Communication (Thailand)  Co., Ltd.

Messrs. Vichai Raksriaksorn and Viratana Suntaranond and Ms. Aimon Boonkhundha are the shareholders of this company. Mr. Suntaranond and Ms. Boonkhundha are the Directors. The main business of this company, which holds the appropriate license from the Telecommunications Authorities in Thailand, is to operate an information providing service to the public.

King Power Development Co., Ltd.

Messrs. Vichai Raksriaksorn and Viratana Suntaranond and Ms. Aimon Boonkhundha are the Directors and shareholders of this company. The main business of this company, under an appropriate license, is to operate souvenir shops, food courts, and recreational facilities at the Bangkok Zoo.


King Power Alpha on Board and Sale Service Co., Ltd.

Mr. Vichai Raksriaksorn and Ms Aimon Boonkhundha are shareholders of this company and Mr. Raksriaksorn is the Director. The main business of this company is intended in the future to be the operation of duty-free sales on board the airplanes owned and operated by Thai Airways International Public Co., Ltd.

Grand Enterprise and Trading Partnership

Mr. Vichai Raksriaksorn is the controlling party of this company. The main business of this company was a supplier for imported merchandise sold to KPT. Other than the existing loan outstanding owed to KPG's subsidiary, there is no other business activity currently.

PART IV

ITEM 14           EXHIBITS AND REPORTS ON FORM 8-K




PART IV

ITEM 14           EXHIBITS AND REPORTS ON FORM 8-K

There follows a list of all exhibits filed with this Form 10-K, including those incorporated by reference. .

Exhibit No.                       Name or Description

      3.1*          Articles of Incorporation of King Power International Group Co., Ltd.
      3.2*          By-Laws of King Power International Group Co., Ltd.
      3.3*          Certification Document of King Power Duty Free Co., Ltd.
      3.4*          Certification Document of King Power Tax Free Co., Ltd.
      3.5*          Memorandum of Association of King Power International Group Co., Ltd.
     10.1*          Siam Tower Lease dated 10/17/97
     10.2*          Contract with Airports Authority of Thailand (AAT) dated 03/06/96
     10.3*          Contract of Lease - Warehouse  with AAT dated 12/13/96
     10.4*          Contract of Lease  - Hatyai Airport  with AAT dated 03/03/97
     10.5*          Office Lease at Chaingmai Airport  with AAT dated 07/17/97    (was 10.7)
     10.6*          Contract of Lease with AAT re: Domestic Terminal of Bangkok Airport
                     dated 05/24/96                (was 10.16)
     10.7*          Contract for Phuket Airport   AAT dated 02/10/97      (was 10.17)
     10.8*          Contract of Lease - Chiangmai Airport  AAT dated 07/09/97    (was 10.18)
     10.9*          Contract of Lease - Bangkok Airport  AAT dated 10/02/97    (was 10.19)
     10.10*         Letter of Guarantee dated 05/08/96     (was 10.25)
     10.11*         Letter of Guarantee dated 10/18/96     (was 10.26)
     10.12*         Letter of Guarantee dated 01/24/97     (was 10.27)
     10.13*         Letter of Guarantee dated 01/24/97     (was 10.28)
     10.14*         Letter of Guarantee dated 06/13/97     (was 10.29)
     10.15*         Letter of Guarantee dated 06/13/97     (was 10.30)
     10.16*         Agreement for Pledge dated 03/04/97    (was 10.35)
     10.17*         Fee Latter dated 05/07/97                    (was 10.44)
     10.18**        Contract-Permission to Sell- Phuket Airport with AAT dated 02/10/97
     10.19**        Contract-Permission to Sell- Chaingmai Airport with AAT dated 07/09/97
     10.20**        Lease of Office - Bangkok International Airport with AAT dated 01/15/97
     10.21**        Contract- Permission to Sell- Bangkok Airport with AAT dated 10/02/97
     10.22**        Letter from AAT dated  04/20/98 commence operations & rent payments
     10.23**        Letter from AAT dated  05/27/98 commence operations & rent payments
     10.24**        Letter from AAT dated  06/04/98 commence operations &  rent payments-Harrods
     10.25**        Letter from AAT dated  06/16/98  - display tables
     10.26**        Letter from AAT dated  08/17/98  -  bear symbol-Harrods
     10.27**        Hiring Contract between Downtown DFS (Thailand) Co., Ltd., as employer, and King Power Duty Free Co.,
                    Ltd., as consultant, dated 01/01/97
     10.28**        Computer  Terminals  Agreement  with Logic Company  Limited, dated 09/09/98 for King Power Tax Free Co., Ltd.




     10.29**        Maintenance & Repairs Agreement with Logic Company Limited, dated  09/01/98 for King Power Tax Free
                    Co., Ltd.
     10.30**        Computer Terminals Agreement with Logic Company Limited, dated 09/16/98  for King Power Duty Free Co.,
                    Ltd.
     10.31**        Maintenance & Repairs Agreement with Logic Company Limited, dated  09/01/98 for King Power Duty Free
                    Co., Ltd.
     10.32**        Software End-User License Agreement with SAP Thailand Ltd. dated 09/16/98
     10.33**        Memorandum with Thai Military Bank dated 08/21/98
     10.34**        Guarantee for  Thai Military Bank dated 08/21/98
     10.35 **       Guarantee for Thai Military Bank dated 08/21/98
     10.36**        Guarantee for Thai Military Bank dated 08/21/98
     10.37**        Memorandum with Thai Military Bank dated 11/19/98
     10.38**        Memorandum with Thai Military Bank dated 11/19/98
     10.39**        Guarantee for  Thai Military Bank dated 11/19//98
     10.40**        Guarantee for  Thai Military Bank dated 11/19//98
     10.41**        Guarantee for  Thai Military Bank dated 11/19//98
     10.42**        Guarantee for  Thai Military Bank dated 11/19//98
     10.43**        Notice for Deduction with Thai Military Bank dated 11/25/98
     10.44**        Pledge for Thai Military Bank dated 12/03/98
     10.45**        Letter of Consent with Thai Military Bank dated 12/03/98
     10.46**        Letter of Consent with Thai Military Bank dated 12/03/98
     10.47**        Loan Agreement with Siam City Bank dated 06/23/98
     10.48**        First Amendment to Loan Agreement with Siam City Bank dated 06/23/98
     10.49**        Guarantee for Siam City Bank dated 06/23/98
     10.50**        Guarantee for Siam City Bank dated 11/12/98
     10.51**        Letter of Consent with Siam City Bank dated 11/27/98
     10.52**        Pledge for Siam City Bank dated 11/27/98
     10.53**        Letter of Consent with Siam City Bank dated 12/30/98
     10.54**        Pledge for Siam City Bank dated 12/30/98
     10.55**        Guarantee to AAT from  Bangkok Metropolitan Bank dated 06/18/98
     21.1**         List of Subsidiaries
     27.1**         Financial Data Schedule


*     As filed with the Company's Form 10-KSB/A on  May 7, 1998.
**    As filed herewith.





Reports on Form 8-K


          The  Company  filed  the  following  reports  with the SEC on FORM 8-K
     (A) November 16, 1998 -- Reporting a change in Company's independent accountants, with Deloitte Touche Tohmatsu Jaiyos replacing
          BDO Binder (Thailand) Ltd.


     (B) January 14, 1999 -- A Form 8-K/A, which amended the Form 8-K filed on November 16, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of April, 1999.


                    KING POWER INTERNATIONAL GROUP CO., LTD.
                           By: /s/ Vichai Raksriaksorn
                               -----------------------
                               Vichai Raksriaksorn
              Group Chairman, Chief Executive Officer and Director

                          By: /s/ Viratana Suntaranond
                              -------------------------
                              Viratana Suntaranond
          Group Executive Director, Chief Financial Officer, Secretary,
                      Director and Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                Title           Date

/s/  Vichai Raksriaksorn   Group Chairman, Chief Executive     April 9, 1999
     -------------------   Officer and Director
     Vichai Raksriaksorn

/s/  Viratana Suntaranond  Group Executive Director, Chief     April 9, 1999
     --------------------  Financial Officer, Secretary and
  Viratana Suntaranond     Director

/s/                        Group Managing Director             April __, 1999
     -------------         and Director
    Antares Cheng

/s/  Aimon Boonkhundha     Deputy Group Managing Director      April 9, 1999
     -----------------     and Director
    Aimon Boonkhundha

/s/                        Director                            April __, 1999
  Dharmnoon Prachuabmoh

/s/                        Director                            April __, 1999
     ---------------
  Suwan Panyapas

/s/  Benjamin B. Fattedad  Group Director of Operation         April 9, 1999
     --------------------  and Director
     Benjamin B. Fattedad