Form 10-Q
period 1999-03-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 1999-05-20
CIK 787690

FORM 10-Q
                  For the quarterly period ended March 31, 1999

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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of
common stock, as of the latest practicable date:   April 30, 1999: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                 Form 10-Q for the Quarter ended March 31, 1999

                                Table of Contents


                                                                            Page
Part I -  Financial Information
         Item 1 Financial Statements                                          3
         Item 2 Management's Discussion and Analysis or Plan of Operation    24

Part II - Other Information
         Item 1 Legal Proceedings                                            31
         Item 2 Changes in Securities                                        31
         Item 3 Defaults Upon Senior Securities                              31
         Item 4 Submission of Matters to a Vote of Securities Holders        31
         Item 5 Other Information                                            31
         Item 6 Exhibits and Reports on Form 8-K                             31



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         Note    March 31,     December 31,
                                                                                 --------------------------
                                            ASSETS                                  1999          1998
                                                                                    ----          ----


CURRENT ASSETS
         Cash and cash equivalents                                               $ 1,883,260   $ 1,371,739
         Trade accounts receivable                                                   267,968       334,015
         Refundable value added tax                                        4       2,236,279     2,238,862
         Receivables from and
             advances to Affiliates, net of allowances for doubtful
             accounts of $15.087 million and $15.745 million at
             March 31,1999,  and December 31, 1998,
             respectively - net                                           11      13,197,000    11,911,642
         Merchandise inventories - net                                            12,970,769    14,910,164
         Restricted fixed deposits                                         3       6,526,882     5,254,485
         Deferred income  tax assets                                      10       4,040,847     4,464,606
         Interest receivable                                                         190,157       128,103
         Other current assets                                                        734,924       757,497
                                                                                 -----------   -----------
                      Total current assets                                        42,048,086    41,371,113
Investment in other companies                                                        145,336       149,110
Investment in marketable securities (trading)                                          9,034         9,268
Property, plant and equipment - net                                        5       5,763,102     6,173,610
Other long - term assets                                                             221,547       373,028
                                                                                 -----------   -----------
                      TOTAL ASSETS                                               $48,187,105   $48,076,129
                                                                                 ===========   ===========




     The accompanying notes are an integral part of the financial statements



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                             March 31,      December 31,
                                                            ----------------------------
                                                    Note       1999            1998
                                                               ----            ----

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft  and  loans  from  banks         6      $ 14,200,349    $ 10,185,747
     Current portion of long - term loan             8            40,108       1,346,820
     Trade accounts payable                         11         8,804,524      11,398,114
     Advances  from directors                                    589,396            --
     Accrued concession fee                          7        10,896,379      10,797,835
     Accrued  corporate income tax                             2,305,615       3,223,829
     Other current liabilities                                   860,912       1,626,065
                                                            ------------    ------------
                    Total current liabilities                 37,697,283      38,578,410
Long - term loan - net                               8           272,574         288,137
Other liabilities                                    8            17,789         114,790
                                                            ------------    ------------
                    Total liabilities                         37,987,646      38,981,337
                                                            ------------    ------------
Minority interest                                                382,693         343,473
Shareholders' equity
     Common stock $0.001 par value
          100,000,000 shares authorized
           20,250,000 shares issued and outstanding               20,250          20,250
     Additional paid in capital                               20,848,145      20,848,145
     Retained earnings (Deficit)                             (10,694,239)    (11,916,895)
     Translation adjustments                                    (357,390)       (200,181)
                                                            ------------    ------------
                    Total shareholders' equity                 9,816,766       8,751,319
                                                            ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 48,187,105    $ 48,076,129
                                                            ============    ============





     The accompanying notes are an integral part of the financial statements



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                  Note         1999            1998
                                                                               ----            ----

Sales revenue                                                              $ 23,809,660    $ 22,545,646

Cost of sales :
     Cost of merchandise sold                                                11,196,780       8,874,237
     Concession fees                                                7         6,468,115       6,960,003
                                                                           ------------    ------------
               Total cost of sales                                           17,664,895      15,834,240
                                                                           ------------    ------------

Gross profit                                                                  6,144,765       6,711,406

Operating expenses :
     Selling expenses
          Sales salaries and welfare                                          2,077,116       1,634,683
          Rental and service fee and other expenses under the
                 Concession fees                                                536,080         266,450
          Depreciation                                                          359,395         220,124
          Others                                                                380,269         278,938
                                                                           ------------    ------------
          Subtotal                                                            3,352,860       2,400,195
          Administrative expenses                                             1,374,422         950,999
                                                                           ------------    ------------
               Total operating expenses                                       4,727,282       3,351,194
                                                                           ------------    ------------

     Income from operations                                                   1,417,483       3,360,212

     Other income :
          Interest income - related company                                     312,520          21,087
          Interest income                                                        99,837         256,507
          Realized gain on foreign exchange                                     174,144         402,559
          Unrealized gain on foreign exchange                                   244,874       1,670,397
          Management fee income                                                    --            47,720
          Other income                                                          375,148          37,769
                                                                           ------------    ------------
               Total other revenues                                           1,206,523       2,436,039
                                                                           ------------    ------------
     Other expenses :
          Interest expenses                                                     375,248         348,402
          Realized loss on foreign exchange                                     303,788         687,946
          Unrealized loss on foreign exchange                                    56,259         418,285
                                                                           ------------    ------------
               Total other expenses                                             735,295       1,454,633
                                                                           ------------    ------------

Net income before income tax                                                  1,888,711       4,341,618

Income tax                                                          10         (618,687)     (1,309,308)
                                                                           ------------    ------------
Net income before minority interest                                           1,270,024       3,032,310
Minority interest                                                               (47,366)       (128,054)
                                                                           ------------    ------------
Net income attributed to common shares                                        1,222,658       2,904,256
                                                                           ============    ============

Weighted average number of common shares outstanding                         20,250,000      20,250,000

Basic earning per share                                                    $       0.06    $       0.14


     The accompanying notes are an integral part of the financial statements




                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                              Note          1999          1998
                                                                            ----          ----

Net income attribute to common shares                                   $ 1,222,658    $ 2,904,256
Other comprehensive income, before tax :
     Foreign currency translation adjustments                              (157,209)     2,263,927
Income tax expense related to items of other comprehensive                     --             --
     Income
                                                                        -----------    -----------
Other comprehensive income, net of tax                                     (157,209)     2,263,927
                                                                                       -----------
                                                                        ===========    ===========
Comprehensive income                                                    $ 1,065,449    $ 5,168,183
                                                                        ===========    ===========









     The accompanying notes are an integral part of the financial statements



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three months ended March 31,
                                                                                       ----------------------------
                                                                              Note        1999           1998
                                                                                          ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                                                        $ 1,222,658    $ 2,904,256
     Adjustments to reconcile net income to net cash provided
          (used) by operating  activities:
          Depreciation                                                                     359,395        220,124
          Unrealized loss on foreign exchange                                               56,259        418,285
          Unrealized gain on foreign exchange                                             (244,874)    (1,670,397)
          Deferred tax assets                                                              423,759        353,702
          Minority interest - income statements impact                                      47,366        128,054
          Decrease (increase) in operating assets :
               Trade accounts receivable , interest  receivable and advances
               to affiliates and  directors                                             (1,285,358)    (4,727,145)
               Trade accounts receivable                                                    68,854        (46,974)
               Refundable valued added tax                                                   2,583       (962,540)
               Inventories                                                               1,939,395     (1,722,082)
               Interest receivable                                                         (62,054)       (92,875)
               Other current assets                                                         22,573     (1,133,094)
          Increase (decrease) in operating liabilities :
               Trade accounts payable - related companies                                     --         (475,622)
               Trade accounts payable                                                   (2,408,256)     1,138,047
               Advance from directors                                                      589,396        129,520
               Accrued concession fee                                                       98,544      1,953,647
               Accrued corporate income tax                                               (918,214)          --
               Accrued expenses                                                               --        2,218,915
               Other current liabilities                                                  (765,153)       950,717
               Other  liabilities                                                          (97,003)          --
          Minority interest - income sheet impact                                             --           60,854
                                                                                       -----------    -----------
                         Net cash provided (used) by operating activities              $  (950,130)   $  (354,608)
                                                                                       -----------    -----------



The accompanying notes are an integral part of the financial statements



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                   Three months ended March 31,
                                                                                   ----------------------------
                                                                            Note       1999           1998
                                                                                       ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES :
     Reduction in investment in other company                                       $     3,774    $   (25,920)
     Reduction in investment in marketable securities                                       234         (4,739)
     Purchase of fixed assets                                                            51,113     (1,402,661)
     Addition in deposit with related company                                              --          634,961
     Addition in long-term assets                                                       151,482          1,522
                                                                                    -----------    -----------
                       Net cash provided (used) by investing activities                 206,603       (796,837)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Proceeds (repayment) in bank overdrafts                                          4,014,602        372,931
     Proceeds (repayment) from bank loan                                                (54,591)     1,932,106
     Proceeds (repayment) from note payable                                                --           94,774
     Proceeds (repayment) from restricted fixed assets                               (1,272,397)    (1,761,408)
     Proceeds (repayment) from installment purchase payable                                --           15,064
     Proceeds (repayment) from long-term loan                                        (1,322,275)        46,546
Translation adjustment                                                                 (165,355)     2,263,927
                                                                                    -----------    -----------
                     Net cash provided (used) by investing activities                 1,199,984      2,963,940
                                                                                    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                             55,064        (13,675)
                                                                                    -----------    -----------
Net increase in cash and cash equivalents                                               511,521      1,798,820
Cash and cash equivalents - beginning of period                                       1,371,739      1,316,880
                                                                                    -----------    -----------

Cash and cash equivalents - end of period                                             1,883,260      3,115,700
                                                                                    ===========    ===========

Supplement cash flow information Cash paid during the period :
          Interest paid                                                                  81,789        276,327
          Income taxes paid                                                                --             --
     Non - cash transaction :                                                              --             --
          Common stock                                                                     --             --
          Additional paid - in capital                                              $      --      $      --



     The accompanying notes are an integral part of the financial statements




                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOULDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                                                                                            Accumulated
                                                                      Additional                            Other
                                                    Common Stock      Paid in    Comprehensive  Retained    Comprehensive
                                          Note   Shares      Amount   Capital      Income       Earnings    Income          Total
                                          ====   ======      ======   ========== =============  ======      ============  =======
                                                             US$      US$         US$            US$            US$          US$


Balance January 1, 1998                        20,250,000   20,250   20,848,145                (7,629,761)   (3,474,340)  9,764,294
Net Income                                                                       2,904,256      2,904,256                 2,904,256
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                                       2,263,927                    2,263,927   2,263,927
                                                                                 ---------
Comprehensive Income                                    -        -            -  5,168,183              -             -           -
                                               ----------   ------   ----------  =========    -----------   -----------  ----------
Balance, March 31, 1998                        20,250,000   20,250   20,848,145                (4,725,505)   (1,210,413) 14,932,477
                                               ==========   ======   ==========               ===========    =========== ==========

Balance January 1, 1999                        20,250,000   20,250   20,848,145               (11,916,897)     (200,181)  8,751,317
Net Income                                                                       1,222,658      1,222,658                 1,222,658
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                        (157,209)                    (157,209)   (157,209)
                                                                                 ---------
Comprehensive Income                                   -        -            -   1,065,449              -             -           -
                                               ----------   ------   ----------  =========    ------------     ---------  ---------
Balance, March 31, 1999                        20,250,000   20,250   20,848,145               (10,694,239)     (357,390)  9,816,766
                                               ==========   ======   ==========               ============     =========  =========


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  BASIS OF PRESENTATION
         King Power International Group Co., Ltd. (formerly Immune America, Inc.) (herein the "Company") was incorporated under the laws of the State of Nevada on July 30, 1985.

         On June 12, 1997, the Company exchanged 18,800,000 shares of its common stock for 99.94% of the issued and outstanding common shares of King Power Tax Free Company Limited [(formerly J.M.T. Group Company Limited)-KPT thereafter] and 94.95% of the issued and outstanding common shares of King Power Duty Free Company Limited [(formerly J.M.T. Duty Free Company Limited)-KPD thereafter].

         This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose. Consequently, this transaction has been accounted for as a "reverse acquisition" for financial reporting purposes and KPT and KPD are deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilizes the capital structure of Immune America, Inc., and the assets and liabilities of KPT and KPD are recorded at historical cost.

         KPT and KPD are the operating entities for financial reporting purposes, and the financial statements prior to June 12, 1997, represent KPT and KPD's financial position and results of operations. The assets, liabilities and results of operations of both KPT and KPD are included as of June 12, 1997. Although KPT and KPD are deemed to be the acquiring corporations for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change.

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

         KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products in the international and domestic terminal of the various airports located within Thailand to the general public. KPT holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of the specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise. On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited (KPG Thai), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997, and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per share. On the same date, KPT acquired 5,093 shares of common stock in KPG Thai, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in KPG Thai.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements, which include the accounts of the Company and its subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in other companies under 20% of interest was accounted for using the cost method. The consolidated financial statements are presented in U.S. dollars.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         The exchange rates as of March 31, 1999, and December 31, 1998, are $ 1= Thai Baht 37.639 and Baht 36.688, respectively. The average rates of exchange for the three months ended March 31,1999,and 1998, are $1= Thai Baht 37.310 and Baht 45.482, respectively.

         Property, Plant and Equipment - Property, plant and equipment are stated at cost.

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
         Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Store Pre-Opening Costs - Store pre - opening costs are expensed as incurred.

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

         Revenue Recognition - The Company recognizes revenue from sales of merchandise at the point of sale. Concession Fees - According to the concession agreement with Airports Authority of Thailand, KPT is required to pay concession fees, rental and services fees, and other related expenses at the fixed charges per month as defined in the agreement. According to the concession agreement, the Airports Authority of Thailand, KPD is required to pay concession fees at the fixed percentage of sales but at least equal to the fixed charges as defined in the agreement, and pay rental and service fee and other related expenses.

          Concentrations of Credit Risk - The Company's retail businesses are cash flow businesses. Most sales take place with cash receipts or credit card payments. The company maintains its cash accounts with various financial institutions. See Note 9 with respect to loans and advances to directors and affiliated companies.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         Income  Taxes - The  Company  accounts  for  income  taxes   using  the
liability method, under Statement of Financial Accounting Standards No. 109.

         The Company does not provide for United States income taxes on unremitted earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations.

         Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potential diluted securities outstanding.

         Reclassification- certain  1998, amounts  have  been  reclassified   to
confirm with the 1999, presentation.

         New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and hedging Activities - Statement of Financial Accounting Standards No. 133 is effective for fiscal years beginning after June 15, 1999. This Statement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that adoption will not have a significant impact on financial condition or operating results.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.  RESTRICTED FIXED DEPOSITS
                                                    1999               1998
                                                    ----               ----
          Restricted fixed deposits           $   6,526,882        $  5,254,485
          Interest rates                       6.25%-15.00%        6.00%-15.00%

         As at March 31, 1999, and December 31, 1998, the restricted fixed deposits with maturities from six to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

4.  REFUNDABLE VALUE ADDED TAX

         In the Company's Thailand-based subsidiaries, refundable value added tax (VAT) represents, on a cumulative basis, the excess of input tax (charged by suppliers on purchases of merchandise and services) over the output tax (charged to customers on sales of merchandise and services). Value added tax is levied on the value added at each stage of production and distribution, including servicing, generally at the rate of 10% starting at August 16, 1997 . The Minister of Finance, however, declared a new value added tax at the rate 7% commencing at April 1, 1999, in order to stimulate the domestic economy.

5.  PROPERTY, PLANT AND EQUIPMENT - NET
                                                   1999                 1998
                                                   ----                 ----
Land                                            $  698,260          $   716,393
Building                                           137,304              140,870
Leasehold improvements                           4,500,916            4,556,110
Sales office equipment and fixtures              2,182,003            2,160,045
Vehicles                                            637,455             654,010
                                                 ----------         -----------
         Total cost                               8,155,938           8,227,428
Less Accumulated depreciation                    (2,392,836)         (2,053,818)
----                                            -----------         -----------
         Net book value                         $ 5,763,102         $ 6,173,610
                                                ===========         ===========

6.  BANK OVERDRAFT AND LOANS FROM BANKS
                                                   1999                 1998
                                                   ----                 ----
                  Bank overdraft                $ 1,515,858         $   516,589
                  Trust receipts                 11,526,836           9,669,158
                  Promissory note                 1,157,655                --
                                                -----------         -----------
                                                $14,200,349         $10,185,747
                                                ===========         ===========

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         As at March 31, 1999, and December 31, 1998, the Company has an overdraft facility with a commercial bank in Thailand totaling Baht 20.74 million ( $ 570,000) , carrying interest rates at MOR (Minimum Overdraft Rate), plus 1% per annum. For the three months ended March 31, 1999, the average rate of MOR was 10.00% - 12.00% per annum and for the year ended December 31 ,1998, the average rate of MOR was 15.00% - 21.75% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and pledge of fixed deposits. (Note 3)

         As at March 31, 1999, and December 31, 1998, trust receipts incurred by KPD bear interest at rates varying from 7.88%-12.06% and 7.14%-17.50% per annum, respectively, and are guaranteed by fixed deposits, KPD's land, and two directors of KPD together with a related company. Trust receipts are as follows as of March 31, 1999:


                                                              Currencies         Amount        Interest rate(%)

Foreign currency borrowing by subsidiaries in Thailand
-under forward contract                     USD                5,810,566       $ 5,810,566          9.28-12.06
                                            CHF                  274,541           274,541          9.28-12.06
                                            DEM                   83,354            83,354          9.28-12.06
-without forward contract                   AUD                   83,285            52,886          9.28-12.06
                                            BAHT                 839,340            22,301         10.00-12.00
                                            DEM                  273,902           151,157               10.07
                                            FRF                1,517,581           249,840          9.28-12.06
                                            GBP                   10,817            17,549               10.54
                                            HKD                7,912,939         1,027,918          9.27-12.06
                                            ITL              347,220,960           193,739          9.27-12.06
                                            SGD                  301,773           176,021          9.28-12.06
                                            ATS                  580,474            45,566          9.28-12.06
                                            CHF                  227,330           153,674           7.88-8.23
                                            USD                3,254,316         3,267,724          9.28-12.06
                                                                               -----------
                                                                               $11,526,836
                                                                               ===========


         As of March 19, 1999,KPD issued a 30-day promissory note payable to a local commercial bank, which bears interest at rates varying from 9.75%-10.50% per annum. The note was paid on April 19, 1999.

7.  CONCESSION FEES
     Accrued concession fees consist of the following:
                                                                     1999               1998
                                                                     ----               ----
         -  The Customs Department of Thailand                 $ 2,409,602           $ 2,881,077
         -  The Airports Authority of Thailand                   8,132,457             7,916,758
                                                               -----------           -----------
                                                                10,542,059            10,797,835
         Accrued penalty on delay payment                          354,320                     0
                                                               -----------           -----------
                                                               $10,896,379           $10,797,835
                                                               ===========           ===========

                                                                  Three months ended March 31,
                                                                   1999                  1998
                                                                   ----                  ----
         Concession fee expense                                $ 6,468,115           $ 6,960,003
                                                               ===========           ===========


         In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, the Company has entered into various agreements with the Airports Authority of Thailand and the Customs Department of Thailand which including the right to rent office space.

         Both KPD and KPT are required to pay concession fees, rental and service fees, property tax, and other expenses and to pledge cash or obtain a letter of bank guarantee of a local commercial bank as collateral under the aforementioned agreements with the Airports Authority of Thailand and pay concession fees under the aforementioned agreements with the Customs Department of Thailand.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         As at March 31, 1999, both KPD and KPT were charged penalty due to late payment on concession fee to the Customs Department and the Airports Authority of Thailand amounting to $ 260,079.22 and $ 94,240.78 , respectively.


         A summary of the concession and rental fees payable and collateral for the remaining period of the agreement are as follows:

                          KPT                                                     KPD
--------------------------------------------------------     ----------------------------------------------
             Airport        Rental, Service   Collateral      Airport and     Rental,Service     Collateral
         Concession fee        & other                          Customs           & other
                                expense                      Concession fee        expense
                                "000                                               "000
Year
1999       $ 11809             $ 668           $ 6988         $   9401            $ 916            $ 4690
2000         11606               668             6988             9736              916              4858
2001         12157               668             6988            10071              916              5025
2002         12886               668             6988              0                  0                 0
2003          3268               668             6988              0                  0                 0

     Effective March 19, 1998, the Customs Department of Thailand agreed to waive the concession fees which KPD is required to pay for the duration of KPD's concession through 2001, thus reducing the total amount required. Amounts expensed by KPD under The Customs Department of Thailand concession were $
9,024,251  for  1997  and  $  1,988,951  from  January  1  to  March  19,  1998.
Additionally, the Customs Department approved on November 6, 1998, an extension of the repayment of concession fee for December, 1997, and January, 1998, amounting to $ 1,716,107 as installment payments, carrying interest rate of 1% per month and due in October 1999.

8.  LONG-TERM LIABILITIES                                               1999              1998
                                                                        ----              ----
                  Long-term loans                                    $ 258,100    $  1,575,401
                  Installment purchase payable                          54,582          59,556
                                                                     ---------    ------------
                                                                       312,682       1,634,957
                  Less Current portion of long-term debt              (40,108)     (1,346,820)
                  -----                                              ---------    ------------
                  Long-term liabilities                                272,574         288,137
                  Other liabilities                                     17,789         114,790
                                                                     ---------    ------------
                                                                     $ 290,363    $    402,927
                                                                     =========    ============

         As at March 31,1999, and December 31,1998, long-term loans consist of loans from banks and financial institution, carrying interest rate of 17.25% - 21.50% per annum. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company . ( See Notes 5 )

Loans are due as follows:
                                                 1999            1998
                                              ----------      ----------
Installment Purchase Obligation
1999                                              33,156          38,340
2000                                               9,382           8,859
2001                                               6,569           6,740
2002                                               5,475           5,617
                                              ----------      ----------
                          Total                   54,582          59,556
                                              ==========      ==========
Long-term Loan Installment Payments
1999                                               5,484       1,346,820
Thereafter                                       252,616         228,581
                                              ----------      ----------
                          Total                  258,100       1,575,401
                                              ===========     ==========

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  SHAREHOLDER'S EQUITY
(a) Per the reverse acquisition agreement, the two Thailand-based companies together received a total of 18,800,000 shares of common stock of Immune America, Inc. which represented 94% of equity interest as of the date the reverse acquisition agreement was effective. Therefore, the 18,800,000 shares were assumed to be issued and outstanding as of January 1, 1996 for the purpose of presenting comparative financial statements.
(b) Per the reverse acquisition agreement, 752,000 shares out of the total 18,800,000 shares were put in escrow subject to certain requirements including that the Company shall have financial statements prepared in accordance with U.S. GAAP and shall have reached certain criteria of financial performance as of December 31, 1997. If, as of December 31, 1997, the Company failed to satisfy any of these conditions the 752,000 shares were to be released to a financial consultant which was also a party to the reverse requisition agreement. During the first quarter of 1998, these shares were released from escrow and issued to the financial consultant.
(c) Per the reverse acquisition agreement, the other 4% of equity interests were represented by 1,200,000 shares of common stock as of June 12, 1997, when the reverse acquisition was effective. These 1,200,000 shares of common stock were represented by the following components.


                                         Common Stock        Additional     Retained     Treasury      Total
                                      Shares       Amount      paid-in      earnings       stock
                                                               capital
                                     --------     --------   ----------    ----------    ---------    ----------

     Beginning Balance at
     12/31/96                         275,316     $    275   $ 151,186     $ (143,833)   $ (6,000)    $   1,628
     Form S-8 issuance at
     5/8/97                           924,684          925      69,717            -            -          70,642
     Reissuing of treasury stock          -            -           -              -          6,000         6,000
             Net loss at 6/12/97          -            -           -           (78,270)         -        (78,270)
     Total shareholders' equity
     At June 12,1997                1,200,000     $  1,200   $ 220,903      $ (222,103)    $    -     $     -
                                    =========     ========   =========      ===========    =======    ===========

(d) On August 18,1997, The Company issued 250,000 shares of its common stock to two foreign entities, 125000 shares each, at a price of $8.00 per shares with net of proceeds of $ 1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. One half of these shares 125,000 were placed in escrow until May 1, 1998, subject to an additional payment by the purchaser of $ 4.00 per share on all 250,000 shares issued or $ 1,000,000 in the event that the earnings per share for the Company for the calendar year ended December 31, 1997, exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without further consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulations promulgated under the United State Securities Act of 1933, as amended.

10.  INCOME TAX

        The provision for income taxes consist of the following:

                                                1999                 1998
                                                ----                 ----
Current  (Payable)                            $                  $
          United  States                            -                    -
          Foreign                              (524,807)          (1,335,278)
                                              -----------        ------------
                                                (524,807)         (1,335,278)
                                              -----------        ------------
Deferred  Liability
          United  States                            -                    -
          Foreign                               (93,880)              25,970
                                              -----------        ------------
                                                (93,880)              25,970
                                              -----------        ------------
Total income tax expense                      $(618,687)         $(1,309,308)
                                              ===========        ============

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Pre-tax income for foreign companies for the quarter ended March 31, 1999, was $2,062,290. Current taxes payable are included in other current liabilities.
         The components of deferred tax assets and liabilities were:

                                                  1999              1998
                                                  ----              ----
Reserves                                      $ 4,673,478      $  4,945,942
Temporary difference                                  -               -
Net operating loss carry forward                  118,549           333,572
                                              -----------       -----------
                                                4,792,027         5,279,514
Translation adjustment                                -               -
Less Valuation allowance                         (751,180)         (814,908)
----
                                              -----------       -----------
Deferred tax assets                           $ 4,040,847      $  4,464,606
                                              ===========       ===========

         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                                       1999         1998
                                                       ----         ----
  Standard income tax rate                            30.00%      (30.80%)
  Recognition of temporary differences                 2.75           -
  Recognition of net operating loss carry-forward        -          0.60%
  Less : Valuation allowance                             -            -
  Income tax benefit                                     -            -
                                                      -------     --------
                                                      =======
  Effective income tax rate                           32.75%      (30.20%)
                                                      =======     ========

         As at March 31, 1999 and December 31,1998, U.S. Parent Company has deferred tax assets relating to net operating loss carry forwards for income tax purpose of $ 118,549 and $ 333,572, respectively, that expire in years 1999 to 2000. No valuation allowance on the foreign loss carry forwards has been provided at December 31, 1998, as the Company has determined that it is more likely not to realize these deferred income tax assets.




11.  RELATED  PARTIES  AND  DIRECTORS  TRANSATIONS
The Company has business transactions with and has advanced funds to related companies and directors.These transactions are with companies that have joint directors and/or shareholders with the Company. Balance at March 31,1999,and
December 31,1998,with related companies and directors are as follows (in'000)


                                                       As at March 31, 1999
                                           Accounts    Loans and receivables to related    Management              Accounts   Other
                                           receivable  companies and Directors             fee receivables         payable   payable
                                           -----------------------------------------------------------------------------------------
                                                           Loans         Interest and                        Total
                                                                       other receivables

First Quarter 1999
KING Power International Co.,Ltd.            1,675         6,348              179              194           8,396      51       -
Forty Seven Co.,Ltd.                           -           4,371              453               -            4,824      -        -
Downtown D.F.S. (Thailand) Co.,Ltd.           179          2,588              417             2,452          5,636      -        -
King Power Duty Free (CBO) Ltd.                -           1,431              164               -            1,595      -        -
Top China Group Co.,Ltd.                       -           1,269              103               -            1,372      -        -
Lengle (Thailand) Co.,Ltd.                     -           2,112              20                -            2,132      -        -
Grand Enterprise and Tranding Parnership       -           1,244              81                -            1,325      -        -
King Power On Board and Sale Sale Service
 Co.,Ltd.                                      -            395               32                -             427       -        -
Infotel Communication (Thailand) Co., Ltd.     -            685               56                -             741       -        -
King Power Development Co., Ltd.               -             -                 -                -              -        -        -
King Power Alpha on Board and Sale Service
 Co., Ltd.                                     -             2                 -                -              2        -        -
Thai Nishigawa Internation Co., Ltd.           -             -                 -                -              -        -        -
Niji (Thailand) Co., Ltd.                      -             -                 -                -              -        -        -
Airports Authority of Thailand.                -             -                                  -              -        -      2,921
King Power Developement Co.,Ltd                                                3                -              3
                                           -----------------------------------------------------------------------------------------
                                             1,854        20,445             1,508            2,646          26,453     51     2,921
Directors - to/(from)                          -           1,605              226               -             1,831     -        589
                                           -----------------------------------------------------------------------------------------
                                             1,854        22,050             1,734            2,646          28,284     51     3,510
Less  Allowance for doubtful account :                                                          -              -        -        -
----
         Related companies                  (1,827)       (7,954)            (841)           (2,646)        (13,268)    -        -
         Directors                             -          (1,605)            (214)              -            (1,819)    -        -
                                           -----------------------------------------------------------------------------------------
                                            (1,827)       (9,559)          (1,055)           (2,646)        (15,087)    -        -
                                           -----------------------------------------------------------------------------------------
Total                                         27          12,491              679               -            13,197     51     3,510
                                           =========================================================================================




                                                       As at March 31, 1999
                                           Accounts    Loans and receivables to related    Management              Accounts   Other
                                           receivable  companies and Directors             fee receivables         payable   payable
                                           -----------------------------------------------------------------------------------------
                                                           Loans         Interest and                        Total
                                                                       other receivables

Fourth Quarter, 1998
King Power International Co., Ltd.            1,690          1,052             156             199         3,097         -       -
Forty Seven Co., Ltd.                           -            6,022             354              -          6,376         -       -
Downtown D.F.S. (Thailand) Co., Ltd.           184           2,070             377           2,515         5,146         -       -
King Power Duty Free (CBO) Ltd.                 -            1,429             128             -           1,557        88      50
Top China Group Co., Ltd.:                      -            1,302             70              -           1,372         -       -
Lengle (Thailand) Co., Ltd.                     -             299              18              -            317          -       -
Grand Enterprise and Trading Partnership        -            1,177             47              -           1,224         -       -
King Power on Board and Sale Service
 Co., Ltd.                                      -             372              25              -             397         98       -
Infotel Communication (Thailand) Co., Ltd.      -             553              44              -             597          -       -
King Power Development Co., Ltd.                -             121               3              -             124          -       -
King Power Alpha on Board and Sale Service
 Co., Ltd.                                      -              2                -              -             2          55       -
Thai Nishigawa Internation Co., Ltd.            -              -                -              -             -          66       -
Airports Authority of Thailand.                 -              -                -              -             -           -       -
                                            ----------------------------------------------------------------------------------------
                                              1,874         14,399            1,222          2,714        20,209        307     50
Directors                                       -            7,228             220             -           7,448         -       -
                                            ----------------------------------------------------------------------------------------
                                              1,874         21,627            1,442          2,714        27,657        307     50
Less Allowance for doubtful account :
         Related companies                   (1,874)        (8,110)           (913)         (2,714)      (13,611)        -       -
         Directors                              -           (2,134)             -              -          (2,134)        -       -
                                            ----------------------------------------------------------------------------------------
Total                                        (1,874)       (10,244)           (913)         (2,714)       15,745         -       -
                                            ----------------------------------------------------------------------------------------
                                                -           11,383             529             -          11,912        307     50
                                            ========================================================================================

Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As at March 31, 1999 and December 31, 1998 there are accrued concession fees amounting to $ 8,132,457 and $ 7,916,758 , respectively. (see Note 7)

         An allowance for doubtful accounts of $ 15,087,261 has been provided for certain amounts due from related companies and directors based on liquidity restraints of such parties.

         As at March 31,1999 and December 31, 1998, the Company charged interest for loans to/from related companies at 10.00%, 14.50% - 17.50% per annum and charged interest for loans to/from directors at 6.50% - 10.00% and 14.50% - 17.50% per annum, respectively. Such loans have no formal contracts or collateral and are due on demand.

         The Company had operating transactions with related parties and directors as follows (in'000):

                                                    Related Companies
                                            For the three months ended March 31,
                                                  1999               1998
                                                  ----               ----
Sales                                              757                 116
Interest income                                    366                 239
Management fee income                               -                2,118
Purchase                                            74                 48

                                                    Directors
                                            For the three month ended March 31,
                                                  1999               1998
                                                  ----               ----
         Interest income                           16                93

12.  COMMITMENTS AND CONTINGENT LIABILITIES

        Lease commitments
         As of December 31, 1998, KPG Thai has a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transfered the rights of the lease agreement aforementioned to KPT, KPD and KING POWER INTERNATIONAL CO., LTD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:

         -KPT has made lease agreement with SIAM TOWER to lease 26th floor stating from January 1, 1999 to October 31, 2000.

         -KPD has made lease agreement with SIAM TOWER to lease 27th floor starting from January 1,1999 to October 31,2000.

         As of March 31, 1999 and December 31, 1998 KPT and KPD were contingently liable for bank guarantees totaling $12.26 million and $ 13.46 million, respectively, issued in favor of the Excise Department and the Airport Authority of Thailand as a performance bond. Unused letters of credit

         As of March 31,1999 and December 1998, KPT and KPD have the unused letters of credit amounting to $ 2.25 million and $ 6.46 million, respectively.

13.  SEGMENT FINANCIAL INFORMATION
         The following segment information of the Company for March 31, 1999, and December 31, 1998, are disclosed in accordance with Statement of Financial Accounting Standard No.131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management (in'000).


                                             For the three months ended March 31, 1999

                                  Duty Free         Tax Free         All Other        Adjustments            Consolidated
                                   Retail            Retail                          And Elimination
                                 ------------     -------------      ----------    --------------------    ----------------

Segment Information                  US$              US$             US$              US$                    US$
-------------------
- Revenue from external               16,368           7,441            -                 -                    23,809
  customers
- Intersegment revenue                  -              1,126            -                 -                      -
- Cost of merchandise sold             7,852           3,345            -                 -                    11,197
- Concession fees                      3,455           3,013            -                 -                     6,468
- Gross profit                         5,061           2,209            -               (1,126)                 6,144
- Management fee income                -                -               -                 -                      -
- Interest Income                        406              59              24               (77)                   413
- Interest expense                       371               4              77               (77)                   375
- Segment net income (loss)              933             510           1,128            (1,348)                 1,223
- Segment total assets                42,165          14,859          13,258           (22,084)                48,198
- Expenditures for segment
  assets                                  64              68               6              -                       138



                                                For the three months ended March 31,1998

                                 Duty Free         Tax Free         All Other        Adjustments          Consolidated
                                  Retail            Retail                         And Elimination
                                ------------     -------------      ----------    -----------------       -------------

Segment Information                 US$               US$             US$             US$                     US$
-------------------
- Revenue from external              13,354             9,191           -                 -                     22,546
  customers
- Intersegment revenue                  428               -             -               (428)                       -
- Cost of merchandise sold            5,811             3,491           -               (428)                    8,874
- Concession fees                     3,745             3,215           -                 -                      6,960
- Gross profit                        4,227             2,485           -                 -                      6,711
- Management fee income                 -                 -               267           (220)                       48
- Interest Income                       201               108           -                (31)                      278
- Interest expense                      239               107              33            (31)                      348
- Segment net income (loss)           2,528               569           2,948         (3,014)                    3,032
- Segment total assets               31,302            18,726          16,992        (18,880)                   48,140
- Expenditures for segment
  assets                                247               111             337             -                        695



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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarterly ended March 31, 1999:

             Realized gain on foreign exchange                  $0.2 million
             Realized loss on foreign exchange                  $0.3 million
             Unrealized gain on foreign exchange                $0.2 million
             Unrealized loss on foreign exchange                $0.1 million

The calculation of unrealized foreign exchange gain of $0.2 million and unrealized foreign exchange loss of $0.1 million is shown in charts labeled A and B, respectively.



                                     CHART A

The calculation of Unrealized gain on foreign exchange of US$ = 244,874 was calculated on accumulated basis with quarterly adjustment as shown below:

Accounts payable in foreign currency as of 3/31/99

--------------------------------------------------------------------------------------------------------------
           Currency                  Amount                    Exchange Rate                       Total
                                                                  3/31/99
--------------------------------------------------------------------------------------------------------------

    British Pound Sterling                  23,705                   61.0621                         1,447,477
         France Franc                    1,137,682                    6.1961                         7,049,193
      German Deutschmark                    32,542                   20.7703                           675,901
       Hong Kong Dollar                  2,487,047                    4.8891                        12,159,423
         Italian Lire                  174,487,131                    0.0210                         3,664,230
         Japanese Yen                          490                   31.5023                            15,436
       Singapore Dollar                      4,505                   21.9529                            98,908
          Swiss Franc                      142,929                    25.442                         3,636,389
           US Dollar                     2,555,205                   37.7915                        96,565,035
--------------------------------------------------------------------------------------------------------------
             Total                                                                                 125,311,993
--------------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                         132,228,878
Unrealized gain on accounts payable in foreign currency
                                                                                          --------------------
                                                                                                     6,916,885
                                                                                          --------------------





Account Receivable in Foreign Currency as of 3/31/99
--------------------------------- ----------------------------------------------------------------------------
            Currency                 Amount                    Exchange rate                       Total
                                                                  3/31/99
--------------------------------------------------------------------------------------------------------------
     British Pound Sterling                  7,080                   60.3739                           427,454
          Swiss Franc                       36,418                   25.1250                           914,990
--------------------------------------------------------------------------------------------------------------
             Total                                                                                   1,342,445
--------------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                           1,237,720
                                                                                          --------------------
Unrealized gain on account receivable in foreign currency                                              104,725
                                                                                          --------------------





Unrealized gain on cash on hand as at 3/31/99
--------------------------------------------------------------------------------------------------------
            Currency                 Amount                    Exchange rate                    Total
                                                                  3/31/99
--------------------------------------------------------------------------------------------------------

       Australian Dollar                       7,781                   23.4536                   182,497
     British Pound Sterling                   60,110                   60.3739                 3,629,046
        Canadian Dollar                            -                         -                         -
      China Renminbi Yuan                     23,966                    4.3986                   105,417
          French Franc                        10,000                    6.1079                    61,079
       German Deutschmark                     14,215                   20.4850                   291,194
        Hong Kong Dollar                     278,438                    4.8328                 1,345,633
          Japanese Yen                    12,380,957                  0.310407                 3,843,136
           Korean Won                      2,024,000                    0.0308                    62,339
        Malaysia Ringgit                         692                    9.7520                     6,748
       Netherland Guilder                          -                         -                         -
        Singapore Dollar                       5,227                   21.5700                   112,746
          Swiss Franc                            690                   25.1250                    17,336
        Taiwanese dollar                      94,200                    1.1307                   106,512
           US Dollar                         114,185                   37.5541                 4,288,114
--------------------------------------------------------------------------------------------------------
             Total                                                                            14,051,799
--------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                    13,142,958
Unrealized gain on cash in hand in foreign currency                                              908,841
Add: Unrealized gain on accounts receivable in foreign currency                                  104,725
     Unrealized gain on accounts payable in foreign currency                                   6,916,885
                                                                                          --------------
Sub-total in Baht                                                                              7,930,451
                                                                                          --------------
                                                                    (US$1 = 37.3134 Baht)  US$ = 212,536
                                                                                          --------------


Unrealized gain advanced from companies as at 3/31/99
---------------------------------------------------------------------------------------------------------
            Currency                 Amount                    Exchange rate                    Total
                                                                  3/31/99                       US Dollar
---------------------------------------------------------------------------------------------------------
BAHT CURRENCY                          42,331,961                     37.7915                   1,120,145
---------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                      1,150,213
                                                                                          ---------------
Unrealized gain on advanced from companies                                                         30,068
                                                                                          ---------------



Unrealized gain on interest payable as at 3/31/99
---------------------------------------------------------------------------------------------------------
            Currency                 Amount                    Exchange rate                       Total
                                                                  3/31/99                       US Dollar
---------------------------------------------------------------------------------------------------------
BAHT CURRENCY                          4,456,405                      37.7915                     117,921
---------------------------------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                                                        120,190
                                                                                          ---------------
Unrealized gain on interest payable                                                                 2,269
Add: Unrealized gain on advance from companies                                                     30,068
Sub-total in US Dollar                                                                             32,338
Add: Sub-total in Baht                                                                            212,536
                                                                                          ---------------
Net unrealized gain on exchange rate as at 3/31/99                                                244,874








                                     CHART B

The calculation of Unrealized loss on foreign exchange of US$ = 54,592 was calculated on accumulated basis with quarterly adjustment as shown below:



Unrealized loss on loan from bank as at 3/31/99
--------------------------------------------------------------------------------------------------
          Currency                    Amount             Exchange Rate             Total
                                                            3/31/99                Baht
--------------------------------------------------------------------------------------------------

      Australian Dollar                      83,285             23.8990                  1,990,437
      Austria Schilling                     580,474              2.9544                  1,714,953
   British Pound Sterling                    10,817             61.0621                    660,489
        French Franc                      1,517,581              6.1961                  9,403,082
     German Deutschmark                     273,902             20.7703                  5,689,021
      Hong Kong Dollar                    7,912,939              4.8891                 38,687,149
        Italian Lire                    347,220,960             0.02100                  7,291,640
      Singapore Dollar                      301,773             21.9529                  6,624,799
         Swiss Franc                        227,330             25.4420                  5,783,726
          US Dollar                       3,254,316             37.7915                122,985,477
--------------------------------------------------------------------------------------------------
Total                                                                                  200,830,774
BALANCE PER GENERAL LEDGER                                                             198,793,810

Net Unrealized exchange loss as of 3/31/99                                              -2,036,964
                                                                                   ---------------
                                                             US$ 1 = 37.3134 Baht     US$ = 54,592
                                                                                   ---------------


(3)  Results of operations, comparing quarters ended March 31, 1999 and 1998

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

Sales revenue for the three months ended March 31, 1999, was approximately $23.8 million as compared to approximately $22.5 million for 1998. This increase is directly attributable to the growth in number of tourist entering into Thailand and the promotional sales discount to attract larger customer base. Commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries closely located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period. In addition to the "Amazing Thailand" campaign, during the first quarter of 1999, the Company launched promotional sales discount in order to capture new and larger base customer groups who are price sensitive. By implementing this strategy, Management believes that the sales volume will continue to grow and will ultimately result positively on the Company's operating profit.

The cost of merchandise sold for the three months ended March 31, 1999 and 1998, was approximately $11.2 million and $8.9 million, respectively. The principal factor causing this increase is directly related to the current campaign on promotional sales discount of products sold in both subsidiaries that generated more sales volume as described above. However, due to the higher sales volume and lower cost of concession fees, comparing the time period ended March 31, 1998, to the time period ended March 31, 1999, the ratio of the Company's concession fees to sales revenue dropped from approximately 30.86% in 1998 to approximately 27.17% in 1999. The reasons for this decrease are an increase in sales volume together with the fact that the additional customs duty of 15% on gross sales previously imposed on KPD was exempted by the Customs Department starting March 19, 1998, and continuing indefinitely. Furthermore, Management is currently negotiated with the AAT to lower the fixed concession fees paid by KPT to be more in-line with the size of sales volume of this subsidiary.

Direct selling expenses, excluding depreciation and others, also reflect the commencement of KPD's business and the increase in traffic at KPT's stores. These expenses were approximately $2.6 million for the three months ended March 31, 1999, and approximately $1.9 million for the same period in 1998. In terms of percentage of sales, 1999 expenses were approximately 10.97% of sales and 1998 expenses were approximately 8.43% of sales. This increase is directly attributable to the promotional cost to support the on-going campaign activities in order to expand customer base in parallel to the promotional sales discount as mentioned above. However, Management believes that the sales volume will continue to grow and will ultimately reduce this ratio favorably.

Administrative expenses for the three months ended March 31, 1999 and 1998, were approximately $1.4 million and $1.0 million, respectively. As a percentage of total sales, these expenses were approximately 5.77% and 4.22%, respectively. This increase is directly attributable to the growth of the Company's size. Management is constantly monitoring these expenses in order to control and minimize this cost in relation to the Company's size, sales volume and operational necessity.

Net income for the three months ended March 31, 1999, was approximately $1.2 million, or $0.06 per share (basic), and approximately $2.9 million, or $0.14 per share (basic), for the three months ended March 31, 1998.

The ratio of inventory divided by revenue for the three months ended March 31, 1999 and 1998, was approximately 54.48% and 65.42%, respectively. This decrease is a result of the commencement of operations by the Company's new stores that have begun to utilize the inventory build-up that occurred during previous periods.

(4) Liquidity and Capital Resources

For the quarter ended March 31, 1999, and December 31, 1998, the Company had working capital of approximately $4.4 million and $2.4 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

Management is currently engaged in a corporate restructuring process in order to ultimately enhance the profitability and cash flows of the Company by investing in profitable related companies and incorporating new potential projects into the operations of the Company or its subsidiaries.

(5)   Monetary Assets and Liabilities Denominated in Thai Baht

As of March 31, 1999 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                               US DOLLARS

Cash and equivalents                                             1,883,260
Trade Accounts Receivable                                          294,984
Refundable value-added-tax                                       2,236,279
Related Parties                                                 13,169,984
Deferred income tax assets                                       4,040,847
Restricted deposit                                               6,526,882
Other current assets                                               734,924
Other non-current assets                                         6,139,019


         TYPE OF MONETARY LIABILITY

Bank overdraft & loan                                           14,200,349
Current portion of long-term loan                                   40,108
Accounts Payable                                                 8,804,524
Advance from related companies                                     589,396
Concession fees                                                 10,896,379
Other current liabilities                                          860,912
Installment purchase payable - net                                 272,574
Long-term loan - net                                                17,789



(6)  Year 2000 Disclosures

The Company's previous computer system was not Year 2000 compliant. Due to the expansion of the Company's business and the necessity to operate more efficiently, management decided to change computer software and related hardware systems to fully support the integration of all systems and all subsidiaries in order to generate centralized management reporting and ensure more effective control of the business. The new system was installed in October 1998, tested in February 1999 and will be fully operational by the end of May 1999. The total cost for this new computer system is estimated to be $650,000.

The Company does not have the ability to contact all of its numerous suppliers to confirm that each one has effectively dealt with this problem. The Company believes that if any of its current suppliers fail to become Year 2000 compliant and, as a result, cannot supply the needed merchandise, the Company can, for the most part, obtain similar or comparable merchandise from suppliers that are Year 2000 compliant. The banks and other financial institutions with which the Company and its subsidiaries deal have reported that they are, or will be shortly, Year 2000 complaint.

(7)  Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards No. 133 is effective for fiscal year beginning after June 15, 1999. This Statement requires that certain derivative instruments be recognized in balance sheet at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that adoption will not have a significant impact on financial condition or operating results.

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



KING POWER INTERNATIONAL GROUP CO., LTD.





May 19, 1999  By: /s/ Vichai Raksriaksorn
              ------------------------------------------------------------------
                      Vichai Raksriaksorn, President and Chief Executive Officer






May 19, 1999 By: /s/ Viratana Suntaranond
                     ---------------------------------------------
                     Viratana Suntaranond, Chief Financial Officer