Form 10QSB
period 1999-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1999-08-16
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                  For the quarterly period ended June 30, 1999

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
---------  SECURITIES EXCHANGE ACT 0F 1934

---------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 1999: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                 Form 10-Q for the Quarterly ended June 30, 1999

                                Table of Contents


                                                                            Page
Part I -  Financial Information
         Item 1 Financial statements                                          3
         Item 2 Management's Discussion and Analysis or Plan of Operation    22

Part II - Other Information
         Item 1 Legal Proceeding                                             33
         Item 2 Changes in Securities                                        33
         Item 3 Defaults Upon Senior Securities                              33
         Item 4 Submission of Matters to a Vote of Securities Holders        33
         Item 5 Other Information                                            33
         Item 6 Exhibits and Reports on Form 8-K                             33


                                                                                                (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             Note   June 30,     December 31,
                                                                                   ---------------------------
                                            ASSETS                                     1999         1998
                                                                                       ----         ----
CURRENT ASSETS
         Cash and cash equivalents                                                 $ 3,940,700   $ 1,371,739
         Trade accounts receivable                                                     257,145       334,015
         Refundable value added tax                                           4      1,731,694     2,238,862
         Trade  account receivable, Interest   receivable and advances to
            Affiliates,  net of  allowances  for  doubtful
            accounts of $14.584 million and $15.745 million at
            June 30,1999, and December 31, 1998,
            respectively - net                                               11      6,864,268    11,911,642
         Merchandise inventories - net                                              15,896,281    14,910,164
         Restricted fixed deposits                                            3      3,488,979     5,254,485
         Deferred income  tax assets                                         10      4,002,601     4,464,606
         Prepaid expense                                                             3,978,514       273,163
         Interest receivable                                                           198,820       128,103
         Other current assets                                                          590,347       484,334
                                                                                   -----------   -----------
                      Total current assets                                          40,949,349    41,371,113
Investment in other companies                                                          148,248       149,110
Investment in marketable securities (trading)                                            9,215         9,268
Property, plant and equipment - net                                           5      5,695,508     6,173,610
Other long - term assets                                                               165,703       373,028
                                                                                   -----------   -----------
                      TOTAL ASSETS                                                 $46,968,023   $48,076,129
                                                                                   ===========   ===========




     The accompanying notes are an integral part of the financial statements


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                            June 30,       December 31,
                                                                          -----------------------------
                                                              Note            1999            1998
                                                                              ----            ----
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft  and  loans  from  banks                    6         $ 10,028,452    $ 10,185,747
     Current portion of long - term loan                        8               45,373       1,346,820
     Trade accounts payable                                    11           12,107,201      11,398,114
     Accrued concession fee                                     7           10,115,579      10,797,835
     Accrued  corporate income tax                                           2,404,649       3,223,829
     Other current liabilities                                                 940,768       1,626,065
                                                                          ------------    ------------
                    Total current liabilities                               35,642,022      38,578,410
Long - term loan - net                                          8              272,731         288,137
Other liabilities                                               8                 --           114,790
                                                                          ------------    ------------
                    Total liabilities                                       35,914,753      38,981,337
                                                                          ------------    ------------
Minority interest                                                              410,465         343,473

COMMITMENTS AND CONTINGENCIES                                   7,12

Shareholders' equity
     Common stock $0.001 par value
          100,000,000 shares authorized
           20,250,000 shares issued and outstanding                             20,250          20,250
     Additional paid in capital                                             20,848,145      20,848,145
     Retained earnings (Deficit)                                           (10,088,320)    (11,916,895)
     Translation adjustments                                                  (137,270)       (200,181)
                                                                          ------------    ------------
                    Total shareholders' equity                              10,642,805       8,751,319
                                                                          ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 46,968,023    $ 48,076,129
                                                                          ============    ============






     The accompanying notes are an integral part of the financial statements



                                                                                                                (UNAUDITED)

                                       KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME


                                                                   Six months ended June 30,      Three months ended June 30,
                                                                 ----------------------------    ----------------------------
                                                          Note        1999           1998             1999           1998
                                                                      ----           ----             ----           ----


Sales revenue                                                    $ 42,860,323    $ 43,700,435    $ 19,050,663    $ 21,154,789

Cost of sales:
     Cost of merchandise sold                                      20,257,555      17,821,111       9,060,775       8,946,874
     Concession fees                                        7      11,783,937      13,252,146       5,315,822       6,292,143
                                                                 ------------    ------------    ------------    ------------
               Total cost of sales                                 32,041,492      31,073,257      14,376,597      15,239,017
                                                                 ------------    ------------    ------------    ------------

Gross profit                                                       10,818,831      12,627,178       4,674,066       5,915,772

Operating expenses :
     Selling expenses
          Sales salaries and welfare                                4,174,048       3,720,340       2,096,931       2,085,657
          Rental and service fee and other expenses
           under the Concession fee                                 1,077,077       1,062,224         540,997         795,774
          Provision for doubtful account                           (1,082,131                        (764,850)
          Depreciation                                                697,732         516,309         338,336         296,185
          Others                                                      815,938         672,131         435,669         393,193
                                                                 ------------    ------------    ------------    ------------
          Subtotal                                                  5,682,664       5,971,004       2,647,083       3,570,809
          Administrative expenses                                   2,613,521       2,148,598       1,239,098       1,197,599
                                                                 ------------    ------------    ------------    ------------
               Total operating expenses                             8,296,185       8,119,602       3,886,181       4,768,408
                                                                 ------------    ------------    ------------    ------------

     Income from operation                                          2,522,646       4,507,576         787,885       1,147,364

     Other income :
          Interest income - related company                           403,059         228,037         101,012         206,950
          Interest income                                             203,654         691,341          93,345         434,834
          Realized gain on foreign exchange                           263,859         589,655          89,715         187,096
          Unrealized gain on foreign exchange                         402,269         688,923         181,503         139,174
          Management fee income                                       140,844          93,124
          Provision for doubtful account                            1,082,131         764,850
          Other income                                                185,904          62,001         128,035          24,232
                                                                 ------------    ------------    ------------    ------------
               Total other revenues                                 1,458,745       2,400,801         593,610       1,085,410
                                                                 ------------    ------------    ------------    ------------

     Other expenses :
          Interest expenses                                           668,290         679,075         293,043         330,673
          Realized loss on foreign exchange                           408,778         732,470         104,990          44,524
          Unrealized loss on foreign exchange                          34,256         279,111           2,106         981,474
                                                                 ------------    ------------    ------------    ------------
               Total other expenses                                 1,111,324       1,690,656         400,139       1,356,671
                                                                 ------------    ------------    ------------    ------------

Net income before income tax                                        2,870,067       5,217,721         981,356         876,103

Income tax                                                 10        (973,899)     (1,586,526)       (355,211)       (277,218)
                                                                 ------------    ------------    ------------    ------------
Net income before minority interest                                 1,896,168       3,631,195         626,145         598,885
Minority interest                                                     (67,593)       (177,578)        (20,227)        (49,524)
                                                                 ------------    ------------    ------------    ------------
Net income attributed to common shares                              1,828,575       3,453,617         605,918         549,361
                                                                 ============    ============    ============    ============

Weighted average number of common shares outstanding               20,250,000      20,250,000      20,250,000      20,250,000

Basic earning per share                                          $       0.09    $       0.17    $       0.03    $       0.03


     The accompanying notes are an integral part of the financial statements



                                                                                                            UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 Six months ended June 30,  Three months ended June 30,
                                                                 -------------------------  ---------------------------
                                                         Note        1999         1998          1999           1998
                                                                     ----         ----          ----           ----


Net income attribute to common shares                            $ 1,828,575   $ 3,453,617   $   605,918   $   549,361
Other comprehensive income, before tax:
     Foreign currency translation adjustments                         62,911       745,545       220,119    (1,518,382)
Income tax expense related to items of other
comprehensive
     Income
                                                                 -----------   -----------   -----------   -----------
Other comprehensive income, net of tax                                62,911       745,545       220,119    (1,518,382)
                                                                 -----------   -----------   -----------   -----------
Comprehensive income                                             $ 1,891,486   $ 4,199,162   $   826,037   $   969,021
                                                                 ===========   ===========   ===========   ===========


     The accompanying notes are an integral part of the financial statements


                                                                                                          (UNAUDITED)

                                 KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six months ended June 30,    Three months ended June 30,
                                                                     -------------------------    ---------------------------
                                                               Note     1999           1998           1999          1998
                                                                        ----           ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                                     $ 1,828,575    $ 3,453,617    $   605,918    $   549,361
     Adjustments  to  reconcile  net  income  to net
       cash provided (used) by operating activities:
          Depreciation                                                  697,732        516,309        338,337        296,185
          Unrealized loss on foreign exchange                            34,256        279,111          2,106        981,474
          Unrealized gain on foreign exchange                          (402,269)      (688,923)      (181,504)      (139,174)
          Deferred tax assets                                           462,005        408,923         38,246         55,221
          Provision for doubtful accounts                            (1,082,131)      (569,982)
          Minority interest - income statements impact                   67,593        177,578         20,227         49,524
          Decrease (increase) in operating assets :
               Trade accounts receivable, Interest receivable         6,129,505     (8,393,812)     6,313,318     (3,796,187)
                    and Advances to Affiliates
               Trade accounts receivable                                 46,387        (38,378)       (22,467)         8,596
               Refundable valued added tax                              507,168     (1,310,653)       504,585       (348,113)
               Inventories                                             (986,117)       719,063     (2,925,512)     2,441,145
               Interest receivable                                      (70,717)       305,469         (8,663)       398,344
               Prepaid expense                                       (3,705,351)    (3,705,351)
               Other current assets                                    (106,013)      (238,611)      (128,586)       894,483
          Increase (decrease) in operating liabilities :
               Trade accounts payable                                   971,169       (600,263)     3,379,425     (1,262,688)
               Accrued concession fee                                  (682,256)     4,174,551       (780,800)     2,220,904
               Other current liabilities                               (679,137)     2,052,258         86,016       (124,275)
               Accrued corporate income tax                            (819,180)        99,034       (993,099)
               Other liabilities                                       (124,739)       (27,736)
          Minority interest - income statement impact                      (601)        11,927          7,545        (48,927)
                                                                    -----------    -----------    -----------    -----------
                 Net cash provided (used) by operating activities   $ 2,085,879    $   828,166    $ 3,044,156    $ 1,182,774
                                                                    -----------    -----------    -----------    -----------









     The accompanying notes are an integral part of the financial statements


                                                                                                                         (UNAUDITED)

                                       KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                            Six months ended June 30,    Three months ended June 30,
                                                                            --------------------------   ---------------------------
                                                                  Note         1999            1998           1999          1998
                                                                               ----            ----           ----          ----

CASH FLOWS FROM INVESTING ACTIVITIES :
     Reduction in investment in other company                              $       862    $   (13,500)   $    (2,912)   $    12,420
     Reduction in investment in marketable securities                               53         (2,468)          (181)         2,271
     Purchase of fixed assets                                                 (219,630)    (1,582,459)      (270,743)      (179,798)
     Addition in long-term assets                                              207,325       (191,145)        55,843       (192,667)
     Addition in deposit with related company                                                                              (634,961)
                                                                           -----------    -----------    -----------    -----------
            Net cash provided (used) by investing activities                   (11,390)    (1,789,572)      (217,993)      (992,735)
                                                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Proceeds (repayment) in bank overdrafts, Bank
            loan and note payable                                              (32,788)     2,714,451     (3,992,799)       314,640

     Proceeds (repayment) from installment purchase  payable                                    4,012                       (11,052)
     Proceeds (repayment) from long-term loan                               (1,306,904)        23,320         15,371        (23,226)
Translation adjustment                                                          62,911        745,545        220,119     (1,518,382)
                                                                           -----------    -----------    -----------    -----------
            Net cash provided (used) by financing activities                (1,276,781)     3,487,328     (3,757,309)    (1,238,020)
                                                                           -----------    -----------    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                     5,747         41,900        (49,317)        55,575
Decrease (Increase) in restricted fixed deposit                              1,765,506       (522,046)     3,037,903      1,239,362
                                                                           -----------    -----------    -----------    -----------
Net increase in cash and cash equivalents                                    2,568,961      2,045,776      2,057,440        246,956
Cash and cash equivalents - beginning of period                              1,371,739      1,316,880      1,883,260      3,115,700
                                                                           -----------    -----------    -----------    -----------
Cash and cash equivalents - end of period                                    3,940,700      3,362,656      3,940,700      3,362,656
                                                                           ===========    ===========    ===========    ===========

Supplement cash flow information
     Cash paid during the period :
          Interest paid                                                        778,391        533,220        306,150        256,893
          Income taxes paid                                                  1,406,982                     1,006,215






     The accompanying notes are an integral part of the financial statements

                                                                     (UNAUDITED)

                                       KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                                                                                            Accumulated
                                                                     Additional                                Other
                                                 Common Stock        Paid in    Comprehensive   Retained    Comprehensive
                                             Shares        Amount    Capital        Income      Earnings      Income       Total
                                            -------        ------    ---------- -------------   --------    -------------  -----
                                                            US$        US$          US$           US$          US$          US$

Balance  January 1, 1998                    20,250,000     20,250    20,848,145                (7,629,761)  (3,474,340)    9,764,294
Net Income                                                                        3,453,617     3,453,617                  3,453,617
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                                          745,545                    745,545       745,545
                                                                                 ----------
Comprehensive Income                                 -          -             -   4,199,162             -            -             -
                                            ----------  ---------   -----------  ==========    ----------   ----------    ----------
Balance, June 30, 1998                      20,250,000     20,250    20,848,145                (4,176,144)  (2,728,795)   13,963,456
                                            ==========  =========   ===========                ==========   ==========    ==========

Balance January 1, 1999                     20,250,000     20,250    20,848,145               (11,916,895)    (200,181)    8,751,319
Net Income                                                                        1,828,575     1,828,575                  1,828,575
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                           62,911                     62,911        62,911
                                                                                  ---------
Comprehensive Income                                 -          -             -   1,891,486             -            -             -
                                            ----------  ---------   -----------   =========    ----------   ----------    ----------
Balance, June 30, 1999                      20,250,000     20,250    20,848,145               (10,088,320)    (137,270)   10,642,805
                                            ==========  =========   ===========                ==========   ==========    ==========


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

         KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products in the international and domestic terminals of the various airports located in Thailand to the general public. KPT holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of the specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise. On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited (KPG Thai), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997, and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per share. On the same date, KPT acquired 5,093 shares of common stock in KPG Thai, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in KPG Thai.

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

         Provision for Doubtful Accounts - The provision for doubtful accounts of the Company is provided at the estimated collection losses on receivables, based on the Company's collection experience together with a review of the financial position of each debtor however the company will provide the amount of total allowance for loan loss reserved at the maximum of the total loan and interest outstanding.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange for the six months. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

         Gains or losses on foreign exchange transaction are recognized as incurred in the consolidated statements of in income or expenses in the year.

         Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.

         The exchange rates as of the six months June 30,1999, and December 31, 1998, are $1= Thai Baht 36.897 and Baht 36.688, respectively. The average rates of exchange for the six months ended June 30,1999,and 1998, are $1= Thai Baht
37.121 and Baht 40.413, respectively.

         Property, Plant and Equipment - Property, plant and equipment are stated at cost.

         Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings                                            20  Years
         Leasehold improvements                               Term of lease
         Selling office equipment and fixtures                5  Years
         Vehicles                                             5  Years

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

         Interim financial information- the interim financial statements for the six months ended June 30, 1998 and1999, are unaudited, in the oopinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June,301998and1999,are not necessarily indicative of the results for the entire year.

            Revenue Recognition - The Company recognizes revenue from sales of merchandise at the point of sale.

            Concession Fees - According to the concession agreement with Airports Authority of Thailand, KPT is required to pay concession fees, rental and services fees, and other related expenses at the fixed charges per month as defined in the agreement. According to the concession agreement with the Airports Authority of Thailand, KPD is required to pay concession fees at the fixed percentage of sales but at least equal to the fixed charges as defined in the agreement, and pay rental and service fee and other related expenses.

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

             Income Taxes - The Company accounts for income taxes using the liability method,which requires an entity to recognize the deferred tax liabilities and assets. Deffered income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date . A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

         Reclassification - ertain 1998 amounts has been reclassified to conform with the 1999 presentation.

         New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and hedging Activities - Statement of Financial Accounting Standards No. 133 is effective for fiscal years beginning after June 15, 1999. This Statement requires that certain derivative instruments to be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. For the period six months ended June 30,1999, that adoption does not have a significant impact on financial condition or operating results.

3.  RESTRICTED FIXED DEPOSITS
                                              June 1999           December 1998
                                              ---------           -------------
        Restricted fixed deposits            $3,488,979            $5,254,485
        Interest rates                    5.00% - 15.00%         6.00% - 15.00%

         As of June 30, 1999, and December 31, 1998, the restricted fixed deposits with maturities from six to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

4.  REFUNDABLE VALUE ADDED TAX

         For Thailand-based subsidiaries, refundable value added tax (VAT) represents, on a cumulative basis, the excess of input tax (charged by suppliers on purchases of merchandise and services) over the output tax (charged to customers on sales of merchandise and services). Value added tax is levied on the value added at each stage of production and distribution, including servicing, generally at the rate of 10% effective at August 16, 1997 . The Minister of Finance, however, declared a new value added tax at the rate 7% commencing at April 1, 1999, in order to stimulate the domestic economy.

5.  PROPERTY, PLANT AND EQUIPMENT - NET
                                                 June 1999         December 1998
                                                -----------       --------------
     Land                                       $   712,253        $    716,393
     Building                                       140,056             140,870
     Leasehold improvements                       4,604,279           4,556,110
     Sales office equipment and fixtures          2,193,277           2,160,045
     Vehicles                                       673,982             654,010
                                                 ----------         -----------
            Total cost                            8,323,847           8,227,428
     Less Accumulated depreciation               (2,628,339)         (2,053,818)
     ----                                        ----------         -----------
            Net book value                      $ 5,695,508       $   6,173,610
                                                 ==========         ===========

         As of June 30,1999 and December 31,1998,land and building are pledged as collateral for lines of credit and trust receipts and long-term loans from bank. (Note 6 and Note 8)

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  BANK OVERDRAFT AND LOANS FROM BANKS
                                              June 1999           December 1998
                                            ------------          -------------
      Bank overdraft                        $    620,498          $    516,589
      Trust receipts                           8,522,326             9,669,158
      Promissory note                            885,628                  --
                                              ----------
                                            $ 10,028,452          $ 10,185,747
                                              ==========            ==========

         As of June 30, 1999, and December 31, 1998, the Company has an overdraft facility with a commercial bank in Thailand totaling Baht 30.74 million ( $ 711,169) , carrying interest rates at MOR (Minimum Overdraft Rate), plus 1% per annum. For the six months ended June 30, 1999, the average rate of MOR was 10.25% - 14.25% per annum and for the year ended December 31 ,1998, the average rate of MOR was 15.00% - 21.75% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and pledge of fixed deposits. (Note 3)

         As at June 30, 1999, and December 31, 1998, trust receipts incurred by KPD bear interest at the rates varying from 5.483%-15.50% and 7.14%-17.50% per annum, respectively, and are guaranteed by fixed deposits, KPD's land, and two directors of KPD together with a related company. Trust receipts are as follows as of June30, 1999:


                              Currencies             Amount     Interest rate(%)
            BAHT              159,027,647        $ 4,309,649     11.50-14.50
            USD                 2,413,461          2,420,037      8.96-11.25
            CHF                   170,674            110,716         7.75
            DEM                    45,147             24,001      7.22-9.03
            AUD                    81,975             54,536        10.75
            FRF                 1,565,767            248,437       7.5-9.0
            GBP                    10,997             17,408        11.25
            HKD                 4,086,005            529,581        11.50
            ITL               300,260,004            161,927         9.00
            SGD                   142,299             84,296         8.25
            EUR                   539,373            560,960         8.07
                                                 -----------
                                                   8,521,548
                                                 ===========

         As of June 21,1999,KPD renewed a 30-day promissory note payable to a local commercial bank, which bears interest at rates varying from 8.75%-14.50% per annum. The amount was paid on July 21, 1999.

7.  CONCESSION FEES

         Accrued concession fees as of June 30, 1999, and December 31, 1998, consist of the following:

                                               1999                      1998
                                               ----                      ----
- The Customs Department of Thailand     $   2,051,354             $   2,783,903
- The Airports Authority Of Thailand         7,683,013                 7,735,458
                                             ---------                 ---------
                                             9,734,367                10,519,361
Accrued penalty on delay payment               381,212                   278,474
                                             ---------                ----------
                                         $  10,115,579             $  10,797,835
                                            ==========                ==========

                                                  Six months ended June 30,
                                                1999                     1998
                                                ----                     ----
Concession  fee  expense                 $  11,783,937             $  13,252,146
                                            ==========                ==========

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

         A summary of the concession and rental fees payable and value of collateral for the remaining period of the agreement are as amended are as follows:



                          KPT                                                            KPD
------------------------------------------------------------      ------------------------------------------------
             Airport        Rental,Service        Collateral      Airport and        Rental,Service     Collateral
         Concession fee        & other                             Customs              & other
                                expense                           Concession fee           expense
------------------------------------------------------------      ------------------------------------------------
                            ($ in thousands)                                        ($ in thousands)

Year
1999       $  11,794           $  671            $   7,387        $   9,401           $      916         $  4,690
2000          11,979              675                7,322            9,736                  916            4,858
2000          12,631              675                7,121           10,071                  916            5,025
2002          13,349              675                7,012             -                      -              -
2003          13,531              675                6,762             -                      -              -



         Effective March 19, 1998, the Customs Department of Thailand agreed to waive the concession fees which KPD is required to pay for the duration of KPD's concession through 2001, thus reducing the total amount required. Amounts expensed by KPD under The Customs Department of Thailand concession were $1,988,951 from January 1 to March 19, 1998. Additionally, the Customs
Department approved on November 6, 1998, an extension of the repayment of concession fee for December, 1997, and January, 1998, amounting to $ 1,716,107 as installment payments, carrying interest rate of 1% per month and due in October 1999.

         For the six month period ended June30,1999, and December 31,1998 both KPD and KPT were charged penalty fees relating to late payment of concession fee to the Customs Department and the Airports Authority of Thailand amounting to $ 454,550 and $ 291,501 , respectively.

         Effective June 8, 1999, KPT was entered into new concession contracts for new 6 areas at the lower rate with the Airport Authority of Thailand to continue the operation at the international and domestic airports in Thailand out of which for the 2 areas , the rental fee per month for these areas is the greater of 15 percent of total sales generated in each area or ,for area 4,US$6,411.47 and area 8, US$ 4,795.13 and the remaining four areas the rental fees are totaling US$ 18,699.06 per month.

8.  LONG-TERM LIABILITIES

         Long term liabilities as of June 30, 1999, and December 31, 1998 consist of the following:


                                                    June 1999      December 1998
                                                    ---------      -------------
     Long-term loans                             $   261,843      $   1,575,401
     Installment purchase payable                     56,261             59,556
                                                     -------          ---------
                                                     318,104          1,634,957
     Less Current portion of long-term debt           45,373         (1,346,820)
     ----                                            -------          ---------
     Long-term liabilities                           272,731            288,137
     Other liabilities                                     0            114,790
                                                     -------          ---------
                                                 $   272,731      $     402,927
                                                     =======          =========

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         As of June,30,1999, and December 31,1998, long-term loans consist of loans from banks and financial institution, carrying interest rate of 16.25% per annum. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company . ( See Notes 5 )
Loans are due as follows:
                                                    1999                1998
                                                -----------       -------------
Installment Purchase Obligation
1999                                             $   26,545         $    38,340
2000                                                 17,431               8,859
2001                                                  6,701               6,740
2002                                                  5,584               5,617
                                                     ------            --------
                                                 $   56,261         $    59,556
                                                     ======            ========
               Total
Long-term Loan Installment Payments
1999                                             $    3,043         $ 1,346,820
Thereafter                                          258,800             228,581
                                                    -------            --------
                                                 $  261,843         $ 1,575,401
                                                    =======           =========
               Total

9.   SHAREHOLDERS'EQUITY

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


                                                        Additional
                                     Common Stock        paid-in    Retained    Treasury
                                Shares      Amount       capital    earnings     stock         Total
                                ---------   ---------   ---------   ---------    ---------    ---------

Beginning Balance at
12/31/96                         275,316   $     275   $ 151,186   $(143,833)   $  (6,000)   $   1,628
Form S-8 issuance at
5/8/97                           924,684         925      69,717        --           --         70,642
Reissuing of treasury stock         --          --          --          --          6,000        6,000
         Net loss at 6/12/97        --          --          --       (78,270)        --        (78,270)
                               ---------   ---------   ---------   ---------    ---------    ---------
Total shareholders'equity
At June 12,1997                1,200,000   $   1,200   $ 220,903   $(222,103)   $    --      $    --
                               ---------   ---------   ---------   ---------    =========    =========



(d) On August 18,1997, The Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of $8.00 per shares with net of proceeds of $ 1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. One half of these shares 125,000 were placed in escrow until May 1, 1998, subject to an additional payment by the purchaser of $ 4.00 per share on all 250,000 shares issued or $ 1,000,000 in the event that the earnings per share for the Company for the calendar year ended December 31, 1997, exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without further consideration. No underwriter or placement agent was used. The


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)




     issuance was conducted pursuant to Regulations promulgated under the United
     State Securities Act of 1933, as amended.

10.  INCOME TAX
         The provision for income taxes consist of the following:
                                                                                       1999                      1998
                                                                                       ----                      ----

Current income tax
                                                                                $                          $
          United  States                                                                     -                         -
          Foreign                                                                         539,793                 1,615,754
                                                                                -------------------        ------------------
                                                                                          539,793                 1,615,754
                                                                                -------------------        ------------------
Deferred  income tax
          United  States                                                                     -                        -
          Foreign                                                                         434,106                  (29,228)
                                                                                -------------------        ------------------
                                                                                          434,106                  (29,228)
                                                                                -------------------        ------------------
Net income tax expense                                                          $         973,899          $     1,586,526
                                                                                ===================        ==================

         Pre-tax income for foreign companies for half period ended June 30, 1999, was $3,074,892. Current taxes payable are included in other current liabilities.

         The components of deferred tax assets and liabilities were:
                                                                                       1999                      1998
                                                                                       ----                      ----
Reserves for bad debts and inventory obsolescence                               $       4,637,307         $       4,945,942
Net operating loss carried forward                                                        281,537                   333,572
                                                                                ------------------        ------------------
                                                                                        4,918,844                 5,279,514
Less Valuation allowance                                                                 (916,243)                 (814,908)
----
                                                                                ------------------        ------------------
Deferred tax assets                                                             $       4,002,601         $       4,464,606
                                                                                ==================        ==================

         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                                                                   1999                        1998
                                                                                   ----                        ----
  Standard income tax rate                                                        30.00%                     (30.80%)
  Recognition of temporary differences                                             3.70                          -
  Recognition of net operating loss carried-forward                                  -                         0.60%
  Less : Valuation allowance                                                         -                           -
  Income tax benefit                                                                 -                           -
                                                                                -----------------         ------------------
  Effective income tax rate                                                       33.70%                   (30.20%)
                                                                                =================         ==================


         As of June 30, 1999, and December 31,1998, U.S. Parent Company has deferred tax assets relating to net operating loss carry forwards for income tax purpose of $ 281,537 and $ 333,572, respectively, that expire in years 1999 to 2000. A valuation allowance on the United States loss carried forward has been provided , as the Company has determined that it is more likely than not that these deferred income tax assets will not be realized.

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  RELATED  PARTIES  AND  DIRECTORS  TRANSATIONS
The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balance at June 30, 1999, and December 31, 1998, with related companies and directors are as follows ($ in thousands):

                                                                                       As of June 30 , 1999

                                                                         Loans and receivables      Management
                                                           Accounts      to related companies          fee
                                                          receivable        and Directors          receivables
                                                          ----------  -------  -----------------  ------------     ------
                                                                        Loans    Interest and                       Total
                                                                               other receivables
Quarter 2nd, 1999
KING Power International Co.,Ltd.                             910       7,331         184                 -         8,425
Forty Seven Co.,Ltd.                                            -       3,195         493                 -         3,688
Downtown D.F.S. (Thailand) Co.,Ltd.                           459       2,638         167             2,501         5,765
King Power Duty Free (CBO) Ltd.                                 -       1,359          13                 -         1,372
Top China Group Co.,Ltd.                                        -           -           -                 -            -
Lengle (Thailand) Co.,Ltd.                                      4          34          20                 -            58
Grand Enterprise and Trading Parnership                         -          99           8                 -           107
King Power On Board  Sales and Services Co.,Ltd.                -       1,010           2                 -         1,012
Infotel Communication (Thailand) Co., Ltd.                      -         978           -                 -           978
King Power Development Co., Ltd.                                -           -           -                 -             -
King Power Alpha on Board and Sale Service Co., Ltd.            -           -           -                 -             -
Thai Nishigawa Internation Co., Ltd.                            -           -           -                 -             -
Niji (Thailand) Co., Ltd.                                       -           -           -                 -             -
Airports Authority of Thailand.                                 -           -                             -             -
                                                          ----------  -------  -----------------  ------------     ------
                                                             1,373     16,644         887             2,501        21,405
Directors - to/(from)                                            -         43           -                 -            43
                                                          ----------  -------  -----------------  ------------     ------
                                                             1,373     16,687         887             2,501        21,448
Less  Allowance for doubtful account :                                                                    -             -
----
         Related companies                                  (1,261)   (10,181)       (612)           (2,501)      (14,555)
         Directors                                               -        (29)          -                 -           (29)
                                                          ----------  -------  -----------------  ------------     ------
                                                            (1,261)   (10,181)       (612)           (2,501)      (14,584)
                                                          ----------  -------  -----------------  ------------     ------
Total                                                          112      6,477         275                 -         6,864
                                                          ==========  =======  =================  ============     ======

                                                             Accounts     Other
                                                             payable     payable
                                                             --------   --------
Quarter 2nd, 1999
KING Power International Co.,Ltd.                               74          -
Forty Seven Co.,Ltd.                                             -          -
Downtown D.F.S. (Thailand) Co.,Ltd.                              -          -
King Power Duty Free (CBO) Ltd.                                  -         50
Top China Group Co.,Ltd.                                         -          -
Lengle (Thailand) Co.,Ltd.                                       -          -
Grand Enterprise and Trading Parnership                          -          -
King Power On Board  Sales and Services Co.,Ltd.                 -          -
Infotel Communication (Thailand) Co., Ltd.                       -          -
King Power Development Co., Ltd.                                 -          -
King Power Alpha on Board and Sale Service Co., Ltd.             -          -
Thai Nishigawa Internation Co., Ltd.                            46          -
Niji (Thailand) Co., Ltd.                                       24          -
Airports Authority of Thailand.                                  -          -
                                                             --------   --------
                                                               144         50
Directors - to/(from)                                            -          -
                                                             --------   --------
                                                               144         50
Less  Allowance for doubtful account :                           -          -
----
         Related companies                                       -          -
         Directors                                               -          -
                                                             --------   --------
                                                                 -          -
                                                             --------   --------
Total                                                          144         50
                                                             ========   ========

                                                                                                         (UNAUDITED)
                                       KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
                                    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                                    As of December 31, 1998
                                                                    Loans and receivables
                                                        Accounts    to related companies   Management             Accounts   Other
                                                        receivalbe     and Directors       fee receivables        payable    payable
                                                        ----------------------------------------------------------------------------
                                                                    Loans     Interest and                Total
                                                                              other
                                                                              receivables

Quarter 4th, 1998                                         --         --
King Power International Co., Ltd.                       1,690      1,052        156           199       3,097       --        --
Forty Seven Co., Ltd.                                     --        6,022        354            --       6,376       --        --
Downtown D.F.S. (Thailand) Co., Ltd.                       184      2,070        377           2,515     5,146       --        --
King Power Duty Free (CBO) Ltd.                           --        1,429        128            --       1,557       88        50
Top China Group Co., Ltd.:                                --        1,302         70            --       1,372       --        --
Lengle (Thailand) Co., Ltd.                               --          299         18            --         317       --        --
Grand Enterprise and Trading Partnership                  --        1,177         47            --       1,224       --        --
King Power on Board Sales and Services Co., Ltd.          --          372         25            --         397       98        --
Infotel Communication (Thailand) Co., Ltd.                --          553         44            --         597       --        --
King Power Development Co., Ltd.                          --          121          3            --         124       --        --
King Power Alpha on Board and Sale Service Co., Ltd.      --            2       --              --           2       55        --
Thai Nishigawa Internation Co., Ltd.                      --         --         --              --        --         66        --
Airports Authority of Thailand                            --         --         --              --        --         --        --
                                                       -------    -------    -------         -------   -------    -------   -------
                                                         1,874     14,399      1,222           2,714    20,209      307        50
Directors                                                 --        7,228        220            --       7,448       --        --
                                                       -------    -------    -------         -------   -------    -------   -------
                                                         1,874     21,627      1,442           2,714    27,657      307        50
Less Allowance for doubtful account:
         Related companies                              (1,874)    (8,110)      (913)         (2,714)  (13,611)      --        --
         Directors                                        --       (2,134)      --              --      (2,134)      --        --
                                                       -------    -------    -------         -------   -------    -------   -------
Total                                                   (1,874)   (10,244)      (913)         (2,714)  (15,745)      --        --
                                                       -------    -------    -------         -------   -------    -------   -------
                                                          --       11,383        529            --      11,912      307        50
                                                       =======    =======    =======         =======   =======    =======   =======


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As at June 30 , 1999 and December 31, 1998 there are accrued concession fees amounting to $ 7,683,013 and $ 7,916,758 , respectively. (see Note 7)

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         As of June30,1999,an allowance for doubtful accounts of $ 14,583,533 has been provided for certain amounts due from related companies and directors based on liquidity restraints of such parties.

         As at December 31,1998. The Company charged interest for loans to/from related companies at14.50 - 17.50% per annum and to/from directors at 14.50 -17.50% per annum. According to minutes of the board of director meeting no.1/1999 held on March 24,1999, the company passed resolution to decrease interest for loans to/from related companies and directors to be 4.00% and 3.00% per annum respectively due to the dramatic decrease of market interest rate in Thailand and to maintain liquidity within the group of companies. Effective April 1, 1999,promissory notes with maturity less than 6 months bear no interest. Such loans have no formal contracts or collateral and are due on demand.

         The Company had operating transactions with related parties and directors as follows ($in thousands):

                                                 Related Companies
                                              For the six months ended  June 30,
                                            1999                      1998
                                            ----                      ----
Sales                                       1244                       322
Interest income                              449                       299
Management fee income                        -                         870
Purchase                                    1542                        94
                                                       Directors
                                              For the six months ended June 30,
                                            1999                     1998
                                            ----                     ----
Interest income                               16                      140

12. COMMITMENTS AND CONTINGENT LIABILITIES

        Lease commitments
         As of December 31, 1998, KPG Thai has a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transfered the rights of the lease agreement aforementioned to KPT, KPD and KING POWER INTERNATIONAL CO., LTD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:

         -KPT has made lease agreement with SIAM TOWER to lease 26th floor starting from January 1, 1999 to October 31, 2000.

         -KPD has made lease agreement with SIAM TOWER to lease 27th floor starting from January 1,1999 to October 31,2000.

 Lease committment are due as follows:
                                                KPT                        KPD
                                                ---                        ---
                1999               $          10,941           $          10,941
                2000               $          54,707           $          54,707

         As of June 30, 1999 and December 31, 1998 KPT and KPD were contingently liable for bank guarantees totaling $12.83 million and $ 13.46 million, respectively, issued in favor of the Excise Department and the Airport Authority of Thailand as a performance bond.

         Unused letters of credit

         As of June 30,1999 and December 1998, KPD have the unused letters of credit amounting to $ 2.12 million and $ 6.46 million, respectively.



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  SEGMENT FINANCIAL INFORMATION
         The following segment information of the Company for June 30, 1999, and
December  31, 1998,  are  disclosed in  accordance  with  Statement of Financial
Accounting  Standard  No.131 ("SFAS 131").  Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management ($ in thousands ).
                                                  For the six months ended June 30,1999

                                       Duty Free         Tax Free         All Other         Adjustments            Consolidated
                                        Retail            Retail                          And Elimination
                                      ------------     -------------      ----------    --------------------    --------------------

Segment Information                      US $              US $                US $           US $                    US $
- Revenue from external                 29,371           13,489                 -              -                    42,860
   customers
- Intersegment revenue                     -                -                   -              -                       -
- Cost of merchandise sold              13,948            6,310                 -              -                    20,258
- Concession fees                        5,862            5,922                 -              -                    11,784
- Gross profit                           9,562            1,257                 -              -                    10,819
- Interest Income                          564               86                 48           (91)                      607
- Interest expense                         659                9                 91           (91)                      668
- Segment net income (loss)              1,329              742               ,890         (2,133)                   1,828
- Segment total assets                  40,331           16,919             12,925        (23,030)                  47,145
- Expenditures for segment
  assets                                   729              342               -                  -                   1,071


                                                                                              Revenue            Long-lived Assets
                                                                                       --------------------    --------------------
   Geographical Information                                                                   US $                    US $
   Bangkok                                                                                 41,169,257               2,135,900
   Northern Thailand region                                                                   254,977                   5,838
   Southern Thailand region                                                                 1,436,089                  25,599
                                                                                       --------------------    --------------------
     Total                                                                                 42,860,323               2,167,337
                                                                                       ====================    ====================


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                     For the six months ended June 30,1998

                                          Duty Free         Tax Free         All Other        Adjustments          Consolidated
                                           Retail            Retail                         And Elimination
                                         ------------     -------------      ----------    -------------------    ------------------

Segment Information                         US $              US $             US $               US $                   US $
-------------------
- Revenue from external                    25,755             17,945             -                 -                    43,700
  customers
- Intersegment revenue                        443              -                 -                  (443)                  -
- Cost of merchandise sold                 11,418              6,846             -                  (443)               17,821
- Concession fees                           5,874              7,378             -                 -                    13,252
- Gross profit                              8,906              3,721             -                 -                    12,627
- Management fee income                       -                -                  800               (659)                  141
- Interest Income                             654                282               49                (66)                  919
- Interest expense                            444                243               57                (65)                  679
- Segment net income (loss)                 3,513                180            3,764             (3,826)                3,631
- Segment total assets                     29,287             20,101           16,324            (18,501)               47,211
- Expenditures for segment
  assets                                      870                264              448              -                     1,582


                                                                                               Revenue               Long-lived
                                                                                                                       Assets
                                                                                          -------------------     ------------------
Geographical                                                                                     US$                     US$
Information
Bangkok                                                                                       41,998,814              5,722,970
Northern Thailand region                                                                         290,944                 67,399
Southern Thailand region                                                                       1,410,677                 47,998
                                                                                          ===================     ==================
     Total                                                                                    43,700,435              5.838,367
                                                                                          ===================     ==================


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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended June 30, 1999:

         Realized gain on foreign exchange                     $0.3 million
         Realized losson foreign exchange                      $0.4 million
         Unrealized gain on foreign exchange                   $0.4 million
         Unrealized loss on foreign exchange                   $0.003 million

The calculation of unrealized foreign exchange gain of $0.4 million and unrealized foreign exchange loss of $0.003 million is shown in charts labeled A and B, respectively.


                                     CHART A

The  calculation  of  unrealized  gain on foreign  exchange of US$ = 402,269 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:
Accounts payable in foreign currency as of  06/30/99

------------------------------------------------------------------------------------------------------------------------------
Currency                                    Amount                    Exchange Rate                       Total
                                                                         06/30/99                          Baht
-------------------------------- ----------------------------- ----------------------------- ---------------------------------

    British Pound Sterling                             28,058                       58.4110                         1,638,896
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
         France Franc                               1,670,760                        5.8549                         9,782,131
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
      German Deutschmark                               56,165                       19.6171                         1,101,798
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
       Hong Kong Dollar                             8,947,097                        4.7826                        42,790,387
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
         Italian Lire                             409,123,500                        0.0199                         8,141,558
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
         Japanese Yen                                     490                       30.6971                            15,042
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
       Singapore Dollar                                 4,505                       21.8592                            98,486
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
          Swiss Franc                                 196,232                       23.9374                         4,697,292
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
           US Dollar                                3,403,225                       37.0009                       125,922,399
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
             Total                                                                                                194,187,987
-------------------------------- ----------------------------- ----------------------------- --------------------------------
Less: balance per General Ledger                                                                                  203,916,746
Unrealized gain on accounts payable in foreign currency                                                             9,728,759
                                                                                             ---------------------------------
                                                                                             ---------------------------------


Loan from Bank (Trust Receipt) in Foreign Currency as of 06/30/99
--------------------------------- ------------------------------ ------------------------------ ------------------------------
            Currency                         Amount                      Exchange rate                      Total
                                                                           06/30/99                          Baht
--------------------------------- ------------------------------ ------------------------------ ------------------------------
       German Deutschmark                                45,147                        19.6171                        885,660
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Hong Kong Dollar                              4,086,005                         4.7826                     19,541,726
--------------------------------- ------------------------------ ------------------------------ ------------------------------
          Italian Lire                              300,260,004                         0.0199                      5,975,174
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Singapore Dollar                                142,299                        21.8592                      3,110,550
--------------------------------- ------------------------------ ------------------------------ ------------------------------
           US Dollar                                  2,413,461                        37.0009                     89,300,244
--------------------------------- ------------------------------ ------------------------------ ------------------------------
          Swiss Franc                                   170,674                        23.9374                      4,085,492
--------------------------------- ------------------------------ ------------------------------ ------------------------------
     British Pound Sterling                              10,997                        58.4110                        642,352
--------------------------------- ------------------------------ ------------------------------ ------------------------------
       Australian Dollar                                 81,975                        24.5491                      2,012,405
--------------------------------- ------------------------------ ------------------------------ ------------------------------
          France Franc                                1,565,767                         5.8549                      9,167,406
--------------------------------- ------------------------------ ------------------------------ ------------------------------
              Euro                                      539,373                        38.3772                     20,699,616
--------------------------------- ------------------------------ ------------------------------ ------------------------------
             Total                                                                                                155,420,625
----------------------------------------------------------------------------------------------- ------------------------------
Less: balance per General Ledger                                                                                  160,042,435
                                                                                                ------------------------------
Unrealized gain on Trust Receipt in foreign currency                                                                4,621,810
                                                                                                ------------------------------










Unrealized gain on cash on hand as at 06/30/99
--------------------------------- ------------------------------ ------------------------------ ------------------------------
            Currency                         Amount                      Exchange rate                      Total
                                                                           06/30/99                         Baht
--------------------------------- ------------------------------ ------------------------------ ------------------------------
           US Dollar                                     80,062                        36.6709                      2,935,946
--------------------------------- ------------------------------ ------------------------------ ------------------------------
     British Pound Sterling                              29,898                        57.6099                      1,722,433
--------------------------------- ------------------------------ ------------------------------ ------------------------------
       German Deutschmark                                 2,929                        19.3073                         56,548
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Singapore Dollar                                  2,287                        21.4265                         49,000
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Malaysia Ringgit                                    692                         9.3248                          6,453
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Hong Kong Dollar                                262,029                         4.7009                      1,231,773
--------------------------------- ------------------------------ ------------------------------ ------------------------------
          Japanese Yen                                3,348,609                         0.3017                      1,010,409
--------------------------------- ------------------------------ ------------------------------ ------------------------------
          Swiss Franc                                       300                        23.6112                          7,083
--------------------------------- ------------------------------ ------------------------------ ------------------------------
          French Franc                                    2,153                         5.7491                         12,379
--------------------------------- ------------------------------ ------------------------------ ------------------------------
           Korean Won                                   145,200                         0.0317                          4,603
--------------------------------- ------------------------------ ------------------------------ ------------------------------
      China Renminbi Yuan                                23,957                         4.4121                        105,702
--------------------------------- ------------------------------ ------------------------------ ------------------------------
       Australian Dollar                                  3,396                        24.0385                         81,638
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Taiwanese dollar                                 12,141                         1.1360                         13,792
--------------------------------- ------------------------------ ------------------------------ ------------------------------
             Total                                                                                                  7,237,759
----------------------------------------------------------------------------------------------- ------------------------------
Less: balance per General Ledger                                                                                    6,884,361
                                                                                                ------------------------------
Unrealized gain on cash in hand in foreign currency                                                                   353,398
                                                                                                ------------------------------
Add: Unrealized gain on accounts payable in foreign currency                                                        9,728,759
                                                                                                ------------------------------
         Unrealized gain on trust receipt in foreign currency                                                       4,621,810
                                                                                                ------------------------------
Sub-total Unrealized gain on exchange rate as at 06/30/99 (in Baht)                                                14,703,967
                                                                                                ------------------------------
                                                                          (US$1 = 37.121 Baht)                  US$ = 396,109
                                                                                                ------------------------------


Unrealized gain advanced and interest payable from companies as at 06/30/99
--------------------------------- ------------------------------ ------------------------------ ------------------------------
            Currency                         Amount                      Exchange rate                      Total
                                                                           06/30/99                       US Dollar
--------------------------------- ------------------------------ ------------------------------ ------------------------------
BAHT CURRENCY                                        53,046,931                        37.0009                      1,433,666
----------------------------------------------------------------------------------------------- ------------------------------
Less: balance per General Ledger                                                                                    1,439,826
                                                                                                ------------------------------
Unrealized gain on advanced and interest payable from companies - in USD                                                6,160
                                                                                                ------------------------------
Add : Sub total after conversion into US Dollar from Baht currency                                                    396,109
                                                                                                ------------------------------
Net unrealized gain on exchange rate as of 06/30/99                                                                   402,269
                                                                                                ==============================














                                     CHART B

The  calculation  of  unrealized  loss on foreign  exchange  of US$ = 34,256 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:



Cash on Hand in Foreign Currency as of 06/30/99
------------------------------ --------------------------- ----------------------- --------------------------
          Currency                       Amount                Exchange Rate                 Total
                                                                  06/30/99                   Baht
------------------------------ --------------------------- ----------------------- --------------------------
          US Dollar                                61,920                 36.6709                  2,351,337
------------------------------ --------------------------- ----------------------- --------------------------
   British Pound Sterling                           4,047                 57.6099                    233,161
------------------------------ --------------------------- ----------------------- --------------------------
     German Deutschmark                               170                 19.3073                      3,282
------------------------------ --------------------------- ----------------------- --------------------------
      Singapore Dollar                                944                 21.4265                     20,227
------------------------------ --------------------------- ----------------------- --------------------------
      Malaysian Ringgit                                55                  9.3248                        513
------------------------------ --------------------------- ----------------------- --------------------------
      Hong Kong Dollar                             36,250                  4.7009                    170,408
------------------------------ --------------------------- ----------------------- --------------------------
        Japanese Yen                            3,612,400                  0.3017                  1,138,284
------------------------------ --------------------------- ----------------------- --------------------------
        French Franc                                1,550                  5.7491                      8,911
------------------------------ --------------------------- ----------------------- --------------------------
         Korean Won                               294,000                  0.0317                      9,320
------------------------------ --------------------------- ----------------------- --------------------------
     China Renminbi Yuan                            5,802                  4.4121                     25,599
------------------------------ --------------------------- ----------------------- --------------------------
      Australian Dollar                             2,853                 24.0385                     68,574
------------------------------ --------------------------- ----------------------- --------------------------
      Taiwanese Dollar                             18,700                  1.1360                     21,243
------------------------------ --------------------------- ----------------------- --------------------------
Total                                                                                              4,050,858
---------------------------------------------------------------------------------- --------------------------
Less: balance per General Ledger                                                                   4,190,904
                                                                                   --------------------------
Unrealized loss from cash in hand in foreign currency                                               -140,046
                                                                                   --------------------------


Unrealized loss on Account receivable as at 06/30/99
------------------------------ --------------------------- ----------------------- --------------------------
          Currency                       Amount                Exchange Rate                 Total
                                                                  06/30/99                   Baht
------------------------------ --------------------------- ----------------------- --------------------------
         Swiss Franc                              132,910                 23.6112                  3,138,173
------------------------------ --------------------------- ----------------------- --------------------------
   British Pound Sterling                           7,441                 57.6099                    428,681
------------------------------ --------------------------- ----------------------- --------------------------
        French Franc                                4,940                  5.7491                     28,401
------------------------------ --------------------------- ----------------------- --------------------------
          US Dollar                               653,080                 36.6709                 23,949,049
------------------------------ --------------------------- ----------------------- --------------------------
     German Deutschmark                            23,834                 19.3073                    460,172
------------------------------ --------------------------- ----------------------- --------------------------
      Hong Kong Dollar                          1,009,693                  4.7009                  4,746,467
------------------------------ --------------------------- ----------------------- --------------------------
      Singapore Dollar                             26,093                 21.4265                    559,071
------------------------------ --------------------------- ----------------------- --------------------------
        Italian Lire                          294,165,730                  0.0194                  5,706,815
------------------------------ --------------------------- ----------------------- --------------------------
Total                                                                                             39,016,829
---------------------------------------------------------------------------------- --------------------------
Less: balance per General Ledger                                                                  40,148,410
                                                                                   --------------------------
Unrealized loss from loan from bank in foreign currency                                           -1,131,581
                                                                                   -------------------------
Add: Unrealized loss from cash in hand in foreign currency                                          -140,046
                                                                                   --------------------------
Net Unrealized exchange loss as of  06/30/99 (in Baht)                                            -1,271,627
                                                                                   --------------------------
                                                              US$ 1 = 37.121 Baht              US$ = -34,256
                                                                                   --------------------------



(3)  Results of operations, comparing six months ended June 30, 1999 and 1998

Sales revenue for the six months ended June 30, 1999, was approximately $42.9 million compared to approximately $43.7 million for 1998. This decrease is a result of the temporary merchandise adjustment made by the Company and the implementation of promotional sales discounts targeted to increase purchases by a new and larger base customer consisting of consumers who are very price sensitive. Commencing during the last half of 1997, the Thai Government began the "Amazing Thailand" tourism marketing campaign for the period 1998 and 1999. This campaign coincides with the devaluation of the Thai Baht that makes
Thailand more attractive to numerous travelers, including, in particular, budget-conscious tourist. This caused the Company to adjust its marketing and operating strategies to cater to this new and larger base of customers. In order to obtain the same level of sales volume as in prior years, the Company must sell more units of merchandise. The Company intends to optimize its resources and obtain benefits from economies of scale in its operations in order to improve its financial performance. Management believes that this trend is likely to continue and ultimately should, as a result of increase sales volume, affect the Company's results positively.

The cost of merchandise sold for the six months ended June 30, 1999 and 1998, was approximately $20.3 million and $17.8 million, respectively. The principal factor causing this increase is directly related to the current campaign on promotional sales discount of products sold in both subsidiaries where more units of merchandise were sold with less profit margin. However, due to the lower concession fees paid to the Airport Authorities of Thailand (AAT), comparing the six months ended June 30, 1999, to the same period in 1998, the ratio of concession fees paid to sales revenue fell from 30.32% in 1998 to 27.49% in 1999. This decrease is a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary. Management anticipates a further reduction in these fees may result from continued negotiations with the AAT.

Direct selling expenses, excluding depreciation and others, also reflect the temporary merchandise adjustment and the implementation of promotional sales discount. These expenses were approximately $5.3 million for the six months ended June 30, 1999, and approximately $4.8 million for the same period in 1998.

In terms of percentage of sales, 1999 expenses were approximately 12.25% of sales and 1998 expenses were approximately 10.94% of sales. This increase is directly attributable to the promotional costs supporting the on-going campaigns to expand the customer base for both subsidiaries and the promotional sales discount offered to increase sales volume. However, Management believes that the sales volume will grow and will ultimately reduce this ratio favorably.

Administrative expenses for the six months ended June 30, 1999 and 1998, were approximately $2.6 million and $2.1 million, respectively. As a percentage of total sales, these expenses were approximately 6.10% and 4.92%, respectively. This increase is directly attributable to the growth of the Company's size. Management is constantly monitoring these expenses in order to control and minimize this cost in relation to the Company's size, sales volume and operational necessity.

Net income for the six months ended June 31, 1999, was approximately $1.8 million, or $0.09 per share (basic), and approximately $3.5 million, or $0.17 per share (basic), for the six months ended June 30, 1998.

The ratio of inventory divided by revenue for the six months ended June 30, 1999 and 1998, was approximately 37.09% and 34.12%, respectively. This increase is the result of the temporary merchandise adjustment to attract new and larger base customer groups who are price sensitive.

(4)  Results of operations, comparing three months ended June 30, 1998 and 1997

Sales revenue for the three months ended June 30, 1999 was approximately $19.1 million compared to approximately $21.2 million for 1998. This decrease is a result of the temporary merchandise adjustment made by the Company and the implementation of promotional sales discounts targeted to increase purchases by a new and larger base customer consisting of consumers who are very price sensitive as mentioned above.

The cost of merchandise sold for the three months ended June 30, 1999 and 1998 was approximately $9.1 million and $8.9 million, respectively. The principal factor causing this increase is directly related to the current campaign on promotional sales discount of products sold in both subsidiaries where more units of merchandise were sold with less profit margin. The concession fees paid to the AAT, comparing the six months ended June 30, 1999, to the same period in 1998, the ratio of concession fees paid to sales revenue increased from 27.74% in 1998 to 27.90% in 1999. This increase is a result of successful negotiations with the AAT to expand two additional shops for KPT. Management anticipates a further reduction in these fees may result from the sales volume generated from these new shops.

Direct selling expenses, excluding depreciation and others were approximately $2.6 million for the three months ended June 30, 1999 and approximately $2.9 million for the same period in 1998. In terms of percentage of sales, 1999 expenses were approximately 13.85% of sales and 1998 expenses were approximately 13.62% of sales. Direct selling expenses have grown in terms of percentage of sales due to the growth in the Company's business even when comparing the seasonally lowest sales period of the year, the second quarter. However, because of the upcoming high or peak season that usually occurs during the third and fourth quarters of the year, management anticipates that these expenses as percentage of sales will be improved. Furthermore, The Management has made a commitment to improve this ratio by improving the effectiveness and efficiency of the Company's sales force that should result from additional training and management supervision.

Administrative expenses for the three months ended June 30, 1999 and 1998 were approximately $1.2 million and $1.2 million, respectively. As a percentage of total sales, these expenses were approximately 6.50% and 5.66%, respectively. Administrative expenses have grown due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net income for the three months ended June 30, 1999 was approximately $0.6 million, or $0.03 per share (basic), and approximately $0.5 million, or $0.03 per share (basic), for the three months ended June 30, 1998.

(4)  Liquidity and Capital Resources

For the quarter ended June 30, 1999, and the year ended December 31, 1998, the Company had working capital of approximately $5.3 million and $2.8 million, respectively. This improvement is the result of the Company's successful efforts to collect receivables owed by related companies. Management anticipates that this positive trend will continue as more receivables are scheduled to be collected throughout the remainder of fiscal year 1999.

Management is currently engaged in a corporate restructuring process in order to ultimately enhance the profitability and cash flows of the Company by investing in profitable related companies and incorporating new potential projects into the operations of the Company or its subsidiaries.

(5)  Monetary Assets and Liabilities Denominated in Thai Baht

As of June 30, 1999 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                            US DOLLARS

Cash and equivalents                                        3,628,101
Trade Accounts Receivable                                     305,233
Refundable value-added-tax                                  1,731,694
Related Parties                                             6,587,128
Deferred income tax assets                                  4,002,601
Restricted deposit                                          3,488,979
Other current assets                                        4,982,961
Other non-current assets                                      321,118


         TYPE OF MONETARY LIABILITY

Bank overdraft & loan                                       5,816,168
Current portion of long-term loan                              45,373
Accounts Payable                                            6,895,366
Advance from related companies                                125,849
Concession fees                                            10,115,579
Other current liabilities                                   3,331,557
Long-term loan - net                                          272,731

(6)  Year 2000 Disclosures

The Company's computer system prior to this year was not Year 2000 compliant. Due to the expansion of the Company's business and the necessity to operate more efficiently, management decided to change computer software and related hardware systems to fully support the integration of all systems and all subsidiaries in order to generate centralized management reporting and ensure more effective control of the business. The new system was installed in October 1998, tested in February 1999 and fully operational in May 1999.
The total cost for this new computer system was approximately $650,000.

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

(7)  Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133 is effective for fiscal year beginning after June 15, 1999. This Statement requires that certain derivative instruments be recognized in balance sheet at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. For the period six months ended June 30, 1999, that adoption will not have a significant impact on financial condition or operating results.

Part II - Other Information


Item 1 -  Legal Proceedings
                  None

Item 2 - Changes in Securities
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June, 1999.

The Following seven persons were elected as Directors to serve for a year.

NAME                                VOTES FOR                  VOTES AGAINST
Vichai Raksriaksorn                 19,374,275                      2,042
Viratana Suntaranond                19,374,275                      2,042
Antares Cheng                       19,374,075                      2,242
Aimon Boonkhundha                   19,374,275                      2,042
Dr. Panya Tantiyavarong             19,374,175                      2,142
Suwan Panyapas                      19,373,975                      2,342
Dharmnoon Prachuabmoh               19,373,975                      2,342

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
                  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.



KING POWER INTERNATIONAL GROUP CO., LTD.





By:    /s/  Vichai Raksriaksorn
       ------------------------
       Vichai Raksriaksorn, President and Chief Executive Officer
       August     , 1999





By:    /s/  Viratana Suntaranond
       -------------------------
       Viratana Suntaranond, Chief Financial Officer
       August     , 1999