Form 10-Q
period 1999-09-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 1999-11-15
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                For the quarterly period ended September 30, 1999

                                   (Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
-----      SECURITIES EXCHANGE ACT 0F 1934

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to ______

--------------------------------------------------------------------------------

                         Commission File Number: 1-13205

                    KING POWER INTERNATIONAL GROUP CO., LTD.
             (Exact name of registrant as specified in its charter)


        Nevada                                                75-2641513
-----------------------                                ------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 10, 1999: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

              Form 10-Q for the Quarterly ended September 30, 1999

                                Table of Contents


                                                                            Page
Part I -  Financial Information
         Item 1 Financial statements                                        3-21
         Item 2 Management's Discussion and Analysis or Plan of Operation     21

Part II - Other Information                                                   30
         Item 1 Legal Proceeding                                              30
         Item 2 Changes in Securities                                         30
         Item 3 Defaults Upon Senior Securities                               30
         Item 4 Submission of Matters to a Vote of Securities Holders         30
         Item 5 Other Information                                             30
         Item 6 Exhibits and Reports on Form 8-K                              30


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES-
                           CONSOLIDATED BALANCE SHEETS


                                                                          Note           September 30, December 31,
                                                                                   ------------  ------------
                                ASSETS                                                 1999         1998
                                                                                       ----         ----


CURRENT ASSETS
         Cash and cash equivalents                                                 $ 2,275,775   $ 1,371,739
         Trade accounts receivable                                                     247,317       334,015
         Refundable value added tax                                                  1,377,335     2,238,862
         Trade account receivable, Interest receivable and advances to
             Affiliates,  net of  allowances  for  doubtful
             accounts of $13.314 million and $15.745 million at
             September 30,1999,  and December 31, 1998,
             Respectively - net                                           11         5,846,047    11,911,642
         Merchandise inventories - net                                              13,339,962    14,910,164
         Restricted fixed deposits                                         3         3,189,890     5,254,485
         Deferred income  tax assets                                      10         3,998,334     4,464,606
         Prepaid expense                                                   5         2,895,542       273,163
         Interest receivable                                                            72,746       128,103
         Other current assets                                                          552,906       484,334
                                                                                   -----------   -----------
                      Total current assets                                          33,795,854    41,371,113
Investment in other companies                                                          133,266       149,110
Investment in marketable securities (trading)                                            8,284         9,268
Property, plant and equipment - net                                        6         4,930,225     6,173,610
Other long - term assets                                                               218,157       373,028
                                                                                   -----------   -----------
         TOTAL ASSETS                                                              $39,085,786   $48,076,129
                                                                                   -----------   -----------




    The accompanying notes are an integral part of the financial statements



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                            September 30,           December 31,
                                                                                         -----------------      -----------------
                                                                                  Note           1999                   1998
                                                                                  ----           ----                   ----


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft  and  loans  from  banks                                        7    $     6,939,316       $    10,185,747
     Current portion of long - term loan                                            9             36,425             1,346,820
     Trade accounts payable                                                                    8,756,205             11,398,114
     Advance from director                                                         11          3,940,342                 -
     Accrued concession fee                                                         8          7,749,945             10,977,142
     Accrued  corporate income tax                                                               929,861             3,223,829
     Other current liabilities                                                                   732,010              1,446,758
                                                                                         ---------------        ---------------
                    Total current liabilities                                                 29,084,104             38,578,410
Long - term loan - net                                                              9            236,280                288,137
Other liabilities                                                                                 -                      114,790
                                                                                         ---------------        ---------------
                    Total liabilities                                                         29,320,384             38,981,337
                                                                                         ---------------        ---------------
Minority interest                                                                                310,219                343,473
Shareholders' equity
     Common stock $0.001 par value
          100,000,000 shares authorized
          20,250,000 shares issued and outstanding                                                 20,250                 20,250
     Additional paid in capital                                                               20,848,145             20,848,145
     Retained earnings (Deficit)                                                             (10,204,975)           (11,916,895)
     Translation adjustments                                                                  (1,208,237)              (200,181)
                                                                                         ---------------        ---------------
                    Total shareholders' equity                                                  9,455,183              8,751,319
                                                                                         ---------------        ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $     39,085,786       $     48,076,129
                                                                                         ---------------        ---------------





     The accompanying notes are an integral part of the financial statements



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                            Nine months ended September 30,  Three  months ended September 30,
                                            -------------------------------  ---------------------------------

                                           Note    1999           1998           1999            1998
                                                   ----           ----           ----            ----


Sales revenue                                 $ 63,171,833    $ 62,343,321    $ 20,311,510    $ 18,642,886

Cost of sales :
     Cost of merchandise sold                   29,770,984      26,267,041       9,513,429       8,445,930
     Concession fees                       8    16,872,477      18,491,707       5,088,540       5,239,561
                                              ------------    ------------    ------------    ------------
               Total cost of sales              46,643,461      44,758,748      14,601,969      13,685,491
                                              ------------    ------------    ------------    ------------

Gross profit                                    16,528,372      17,584,573       5,709,541       4,957,395

Operating expenses :
     Selling expenses
          Sales salaries and welfare             6,095,794       5,456,670       1,921,746       1,736,330
          Rental and service fee and other
           expenses under the concession fee     1,604,136       1,697,312         527,059         635,088

          Depreciation                           1,093,203         725,987         395,471         209,678
          Others                                 2,510,188         915,162       1,694,250         243,031
                                              ------------    ------------    ------------    ------------
          Subtotal                              11,303,321       8,795,131       4,538,526       2,824,127
          Provision for doubtful account          (962,609)           --           119,522            --
          Administrative expenses                4,161,611       3,436,357       1,548,090       1,287,759
                                              ------------    ------------    ------------    ------------
               Total operating expenses         14,502,323      12,231,488       6,206,138       4,111,886
                                              ------------    ------------    ------------    ------------

     Income from operation                       2,026,049       5,353,085        (496,597)        845,509

     Other income:
          Interest income - related company        500,875         485,119          97,816          66,920
          Interest income                          265,512         501,179          61,858            --
          Realized gain on foreign exchange        558,548         632,234         294,689          42,579
          Unrealized gain on foreign
                exchange                            98,970         312,772            --           262,393
          Management fee income                       --           221,592            --            80,748
          Other income                             238,727          96,714          52,823          34,713
                                              ------------    ------------    ------------    ------------
               Total other revenues              1,662,632       2,249,610         507,186         487,353
                                              ------------    ------------    ------------    ------------
     Other expenses :
          Interest expenses                        898,524       1,097,416         230,234         418,341
          Realized loss on foreign exchange        427,815         993,793          19,037         261,323

          Unrealized loss on foreign
               exchange                            261,968          16,718         531,011         376,151
                                              ------------    ------------    ------------    ------------
               Total other expenses              1,588,307       2,107,927         780,282       1,055,815
                                              ------------    ------------    ------------    ------------

Net income before income tax                     2,100,374       5,494,768        (769,693)        277,047

Income tax                                10      (385,873)     (1,709,665)        588,026        (123,139)
                                              ------------    ------------    ------------    ------------
Net income before minority interest              1,714,501       3,785,103        (181,667)        153,908
Minority interest                                   (2,581)      (229,660)         (65,012)        (52,082)
                                              ------------    ------------    ------------    ------------
Net income attributed to common shares           1,711,920       3,555,443        (116,655)        101,826
                                              ------------    ------------    ------------    ------------

Weighted average number of common shares
outstanding                                     20,250,000      20,250,000      20,250,000      20,250,000

Basic earning per share                       $       0.08    $       0.18    $     (0.006)   $      0.005




     The accompanying notes are an integral part of the financial statements


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                              Nine months ended September 30, Three months ended September 30,
                                              ------------------------------- --------------------------------
                                            Note    1999          1998          1999            1998
                                                    ----          ----          ----            ----


Net income attribute to common shares           $ 1,711,920    $ 3,555,443   $  (116,655)   $   101,826
Other comprehensive income, before tax :
     Foreign currency translation adjustments    (1,008,056)     1,711,746    (1,070,968)       966,201
Income tax expense related to items of other
comprehensive income                                   --             --            --             --
Other comprehensive income, net of tax           (1,008,056)     1,711,746    (1,070,968)       966,201
                                                -----------    -----------   -----------    -----------
Comprehensive income                            $   703,864    $ 5,267,189   $(1,187,623)   $ 1,068,027
                                                -----------    -----------   -----------    ===========




     The accompanying notes are an integral part of the financial statements


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine months ended September 30,
                                                 Note      1999            1998
                                                           ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES :
Net income                                            $  1,711,920    $  3,555,443
Adjustments to reconcile net income to net
     cash provided (used)  by operating
     activities :
     Depreciation                                        1,093,203         725,987
     Unrealized loss on foreign exchange                   261,968          16,718
     Unrealized gain on foreign exchange                   (98,970)       (312,772)
     Deferred income tax assets                            466,272          38,763
     Provision for doubtful accounts                      (962,609)           --
     Minority interest - income statements
           impact                                            2,581         229,660
     Decrease (increase) in operating assets :
          Trade accounts receivable, Interest
                     Receivable and Advances to          7,058,061     (11,836,443)
                     Affiliates
          Trade accounts receivable                         84,665         (73,333)
          Refundable valued added tax                      861,527      (1,955,758)
          Inventories                                    1,570,202        (437,708)
          Interest receivable                               55,357         420,977
          Prepaid expense                               (2,622,379)           --
          Other current assets                             (68,573)       (358,997)

     Increase (decrease) in operating liabilities :
          Trade accounts payable                        (2,769,047)       (883,366)
          Advance from director                          3,940,342            --
          Accrued concession fee                         (3,227,197)     2,811,174

          Other current liabilities                        (714,746)     2,278,121

          Accrued corporate income tax                   (2,293,967)          --

          Other liabilities                               (114,790)           --

     Minority interest - income statement
          impact                                           (35,835)         43,458

                    Net cash provided (used) by
                           operating activities       $  4,197,985    $ (5,738,076)
                                                      ------------    ------------




     The accompanying notes are an integral part of the financial statements


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                  Note               1999           1998
                                                                     ----           ----


CASH FLOWS FROM  INVESTING ACTIVITIES :
     Reduction in investment in other company                    $    15,844    $   (23,382)
     Reduction in investment in marketable
           Securities                                                    984         (4,275)
     Purchase of fixed assets                                        150,182     (2,106,248)
     Addition in long- term assets                                   154,871        648,717
                                                                 -----------    -----------
             Net cash provided (used) by
                   investing activities                              321,881     (1,485,188)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES :
     Proceeds (repayment) in bank overdrafts                      (3,376,827)    (2,176,198)
     Proceeds (repayment) from long-term loan                     (1,362,252)     2,534,128
Translation adjustment                                            (1,008,056)     1,711,746
             Net cash provided (used) by
                    Financing activities                          (5,747,135)     2,069,676
                                                                 -----------    -----------
Effect of exchange rate changes on cash and
          cash  Equivalents                                           66,710         12,660

Decrease (Increase) in restricted fixed deposit                    2,064,595      5,268,722
                                                                 -----------    -----------
Net increase in cash and cash equivalents                            904,036        127,794
Cash and cash equivalents - beginning of period                    1,371,739      1,316,880
                                                                 -----------    -----------
ash and cash equivalents - end of period                         $ 2,275,775    $ 1,444,674
                                                                 ===========    ===========

Supplement cash flow information Cash paid during the period :
          Interest paid                                              954,599      1,321,757
          Income taxes paid                                        2,592,324           --






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

         This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction has been accounted for as a "reverse acquisition" for financial reporting purposes and KPT and KPD are deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilizes the capital structure of Immune America, Inc., and the assets and liabilities of KPT and KPD are recorded at historical cost.

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

         KPD is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in various stores located in the international terminals of the various airports located in Thailand. KPD holds, from the Airports Authority of Thailand, a non-exclusive license to operate duty free stores for all stores of this specific nature. For the duty free store operation, KPD is exempt from, input value added tax on purchases of import merchandise, and from output value added tax on sales of merchandise.

         KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products in the international and domestic terminals of the various airports located in Thailand to the general public. KPT holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of that specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise. On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited (KPG Thai), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997, and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per share. On the same date, KPT acquired 5,093 shares of common stock in KPG Thai, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in KPG Thai.

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

                                                                      (UNAUDITED

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Provision for Doubtful Accounts - The provision for doubtful accounts of the Company is provided at the estimated collection losses on receivables, based on the Company's collection experience together with a review of the financial position of each debtor. However, the company will provide the amount of total allowance for loan loss reserved at the maximum of the total loan and interest outstanding.

         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange for the nine months. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

         Gains or losses on foreign exchange transaction are recognized as incurred in the consolidated statements of income.

         Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.

         The exchange rates as of the nine months September 30, 1999 and year ended December 31, 1998, are $1= Thai Baht 41.045 and Baht 36.688, respectively. The average rates of exchange for the nine months ended September 30,1999,and 1998, are $1= Thai Baht 37.6387 and Baht 40.697, respectively.

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

         Interim financial information - The interim financial statements for the nine months ended September 30, 1998 and1999, are unaudited. In the opinion of management, such statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 1998 and 1999,are not necessarily indicative of the results for the entire year.

         Revenue Recognition - The Company recognizes revenue from sales of merchandise at the point of sale.

         Concession Fees - According to the concession agreement with Airports Authority of Thailand, KPT is required to pay concession fees, rental and services fees, and other related expenses at the fixed charges per month as defined in the agreement. According to the concession agreement with the Airports Authority of Thailand, KPD is required to pay concession fees at the fixed percentage of sales but at least equal to the fixed charges as defined in the agreement. KPD must also pay rental and service fee and other related expenses.

         Concentrations of Credit Risk - The Company's retail businesses are cash flow businesses. Most sales take place with cash receipts or credit card payments. The company maintains its cash accounts with various financial institutions. See Note 12 with respect to loans and advances to directors and affiliated companies.

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

                                                                      (UNAUDITED

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Income Taxes - The Company accounts for income taxes using the liability method, which requires an entity to recognize the deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

         Reclassification - Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

       New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and hedging Activities - Statement of Financial Accounting Standards No. 133 is effective for fiscal years beginning after June 15, 1999. This Statement requires that certain derivative instruments to be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate, whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. For the period nine months ended September 30, 1999 that adoption does not have a significant impact on financial condition or operating results.

3.   RESTRICTED FIXED DEPOSITS

                                           September 1999        December 1998
                                           --------------        -------------
            Restricted fixed deposits        $ 3,189,890          $ 5,254,485
            Interest rates                  5.00% - 6.25%       6.00% - 15.00%

         As of September 30, 1999 and December 31, 1998 the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company the deposits are shown as current assets.

4.   REFUNDABLE VALUE ADDED TAX

         For Thailand-based subsidiaries, refundable value added tax (VAT) represents, on a cumulative basis, the excess of input tax (charged by suppliers on purchases of merchandise and services) over the output tax (charged to customers on sales of merchandise and services). Value added tax is levied on the value added at each stage of production and distribution, including servicing, generally at the rate of 10% effective at August 16, 1997. The Minister of Finance, however, declared a new value added tax at the rate 7% commencing at April 1, 1999, in order to stimulate the domestic economy.



5.   PREPAID EXPENSES

     Prepaid expenses consist of the following:


                                                           September 1999       December 1998
                                                           --------------       -------------
         Prepaid management fee                           $  3,289,072          $    --
         Less  Amortization                                   (548,178)              --
                                                             ---------
                                   Total                     2,740,894               --
                          Prepaid expenses  - other            154,648            273,163
                                                             ---------         ----------
                                             Total        $  2,895,542          $ 273,163


         On June 29,1999 KPT and KPD entered into an agreement to engage Down Town D.F.S. (Thailand) Co.,Ltd., a related company, to provide statistical analysis and marketing procedures over a period of 18 months, commencing July 1, 1999. In accordance with the agreement, KPT and KPD agree to pay in advance such remuneration amounting to $ 1,644,536 (excluding VAT). Accordingly, the advance payments are treated as prepaid expenses in the accompanying financial statements and amortized on a monthly basis over the term of the agreement.

                                                                 (UNAUDITED

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.    PROPERTY, PLANT AND EQUIPMENT - NET

                                                             September 1999           December 1998
                                                             --------------           -------------

      Land                                                  $       640,273          $      716,393
      Building                                                      125,902                 140,870
      Leasehold improvements                                      4,176,270               4,556,110
      Sales office equipment and fixtures                         2,031,705               2,160,045
      Vehicles                                                      647,175                 654,010
                                                                -----------             -----------
             Total cost                                           7,621,325               8,227,428
      Less Accumulated depreciation                              (2,691,100)             (2,053,818)
      ----                                                      -----------             -----------
             Net book value                                 $     4,930,225          $    6,173,610
                                                                ===========             ===========

                 As of September 30,1999 and December 31,1998 land and building are pledged as collateral for long-term loans from bank.( Note 7 and Note 9)

7.   BANK OVERDRAFT AND LOANS FROM BANKS

                                                              September 1999           December 1998
                                                              --------------           -------------
      Bank  overdraft                                       $       629,581          $      516,589
      Trust  receipts                                             5,779,000               9,669,158
      Promissory  note                                              530,735
                                                                 ----------            ------------
                                                            $     6,939,316          $   10,185,747
                                                                 ==========            ============



         As of September 30, 1999 and December 31, 1998 the Company has an overdraft facility with a commercial bank in Thailand totaling Baht 30.74 million ( $ 748,934) , carrying interest rates at MOR (Minimum Overdraft Rate), plus 1.00% - 1.50% per annum. For the nine months ended September 30, 1999 the average rate of MOR was 9.75% - 12.75% per annum and for the year ended December 31 ,1998 the average rate of MOR was 15.00% - 21.75% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and pledge of fixed deposits. (Note 3)

         As of September 30, 1999 and December 31, 1998 trust receipts incurred by KPD bear interest at the rates varying from 7.50%-12.50% and 7.14%-17.50% per annum, respectively, and are guaranteed by fixed deposits, KPD's land, and two directors of KPD together with a related company. Trust receipts are as follows as of September 30, 1999:



                                                                     Currencies          Amount           Interest rate(%)
Foreign currency borrowing by subsidiaries in Thailand

      -under forward contract and T/R             BAHT               176,385,168      $ 4,297,361           11.00-12.50
      -without forward contract                    USD                   932,886          934,906              9.50
                                                   CHF                    37,342           24,960              7.50
                                                   ATS                   551,084           42,891              7.50
                                                   AUD                    54,650           36,007          7.50 -7.75
                                                   FRF                   530,957           86,677              7.50
                                                   HKD                 1,350,785          174,702             11.50
                                                   ITL               223,232,600          123,459              7.50
                                                   SGD                    13,890            8,217              7.50
                                                   EUR                    46,540           49,820              7.50
                                                                                      -----------
                                                                                      $  5,779,000
                                                                                      ============


                                                                 (UNAUDITED

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         As of September 21,1999 KPD renewed a 30-day promissory note payable to a local commercial bank which bears interest at rates varying from 8.75%-9.70% per annum.

8.   CONCESSION FEES

     Accrued concession fees as of September 30,1999, and December 31,1998, consist of the following:


                                                         September 1999               December 1998
                                                         --------------               -------------
      - The Customs Department of Thailand         $       1,169,448            $       2,881,077
      - The Airports Authority Of Thailand                 6,454,668                    7,817,591
                                                           ---------                   ----------
                                                           7,624,116                   10,698,668
      Accrued penalty on delay payment                       125,829                      278,474
                                                           ---------                   ----------
                                                   $       7,749,945            $      10,977,142

                                                          For the nine  months ended September 30,
                                                              1999                        1998
                                                              ----                        ----
      Concession  fee  expense                     $       16,872,477           $      18,491,707
                                                           ==========                  ==========

         In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, the Company has entered into various agreements with the Airports Authority of Thailand and the Customs Department of Thailand which including the right to rent office space.

         Both KPD and KPT are required to pay concession fees, rental and service fees, property tax, and other expenses and to pledge cash or obtain a letter of bank guarantee of a local commercial bank as collateral under the aforementioned agreements with the Airports Authority of Thailand. KPD must also pay concession fees under the aforementioned agreements with the Customs Department of Thailand. A summary of the concession and rental fees payable and value of collateral for the remaining period of the agreement are as amended are as follows:


                          KPT                                                            KPD
--------------------------------------------------------   -------------------------------------------------
             Airport        Rental,Service    Collateral    Airport and      Rental,Service     Collateral
         Concession fee        & other                        Customs            & other
                                expense                    Concession fee         expense
--------------------------------------------------------   -------------------------------------------------

                        ($ in thousands)                                     ($ in thousands)
 Year
 1999       $   10,471           $   586    $  6,433       $  10,678         $      962          $   4,275
 2000           10,264               519       6,433          11,464                966              4,428
 2001           10,754               506       6,134          11,858                966              4,580
 2002           11,219               492       6,134            -                   -                   -
 2003            2,798               120       6,022            -                   -                   -




         Effective March 19, 1998 the Customs Department of Thailand agreed to waive the concession fees which KPD is required to pay for the duration of KPD's concession through 2001, thus reducing the total amount required. Amounts expensed by KPD under The Customs Department of Thailand concession were $ 9,024,251 for 1997 and $ 1,988,951 from January 1 to March 19, 1998.
Additionally, the Customs Department approved on November 6, 1998 an extension of the repayment of concession fee for December, 1997 and January, 1998 amounting to $ 1,716,107 (Bath 62,953,299) as installment payments, carrying interest rate of 1% per month and due in October 1999.

                                                                      (UNAUDITED

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         For the nine month period ended September 30,1999 and September 30,1998 both KPD and KPT were charged penalty fees relating to late payment of concession fee to the Customs Department and the Airports Authority of Thailand amounting to $ 1,017,085 and $ 1,170,254 respectively.


9.   LONG-TERM

     Long term liabilities as of September 30,1999, and December 31,1998 consist of the following:


                                                                     September 1999         December 1998
              Long-term loans                                    $      233,765         $      1,575,401
              Installment purchase payable                               38,940                   59,556
                                                                       --------               ----------
                                                                        272,705                1,634,957
              Less Current portion of long-term debt                    (36,425)              (1,346,820)
              ----                                                     --------               ----------
                  Total                                          $      236,280         $        288,137




         As of September 30,1999 and December 31,1998 long-term loans consist of loans from banks carrying interest rate of 14.75% - 17.25% per annum. The long-term loans are secured by the Company's land and building and guarantee by a director of the Company. ( See Notes 6 )

         Loans are due as follows:                                September 1999         December 1998
                                                                  --------------         -------------
                            Installment Purchase Obligation
                                    1999                         $      12,514          $       38,340
                                    2000                                15,382                   8,859
                                    2001                                 6,024                   6,740
                                    2002                                 5,020                   5,617
                                      Total                             ------                  ------
                                                                        38,940          $       59,556
                                                                 $      ======                  ======

                            Long-term Loan Installment Payments

                                    1999                         $       2,301          $    1,346,820
                                    2000                                10,413                  11,647
                                    2001                                 12,057                 13,485
                                    2002                                 13,961                 15,615
                                    Thereafter                          195,033                187,834
                                                                        -------              ---------
                                    Total                        $      233,765         $    1,575,401
                                                                        =======              =========



10.  INCOME TAX
        The provision for income taxes consist of the following:
                                                                    September 1999     September 1998
                                                                    --------------     --------------
      Current income tax (Payable)                               $                      $

                United  States                                            -                      -
                 Foreign                                                305,668              1,738,689
                                                                        -------              ---------
                                                                        305,668              1,738,689
                                                                        -------               --------
      Deferred  income tax
                United  States                                            -                      -
                 Foreign                                                 80,205                (29,024)
                                                                         ------               --------
                                                                         80,205                (29,024)
                                                                         ------               --------
      Net income tax expense                                     $      385,873         $    1,709,665
                                                                        =======              =========



                                                                      (UNAUDITED

         KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Pre-tax  income for  foreign  companies  for nine months  period  ended
September 30, 1999, was $1,081,014 Current taxes payable are included in other current liabilities.

         The components of deferred income tax assets and liabilities were:


                                                                                  September 1999       December 1998
                                                                                  --------------       -------------
  Reserves for bad debts and inventory obsolescence                             $   4,071,599       $    4,945,942
  Net operating loss carried forward                                                  376,388              333,572
                                                                                    ---------            ---------
                                                                                    4,447,987            5,279,514
  Less Valuation allowance                                                           (449,653)            (814,908)
  -----                                                                             ---------           ----------
  Deferred income tax                                                           $   3,998,334       $    4,464,606
                                                                                    ---------
  assets
         As a result,  the  effective  income tax rate for the  subsidiaries  is different from the standard income tax rate. The following  reconciliation shows the differences between the effective and standard rates.

                                                                               For the nine months ended September, 30
                                                                                      1999                 1998
                                                                                      ----                 ----
       Standard income tax rate                                                     (32.48%)             (31.64%)
       Recognition of net operating loss carried-forward                               -                   0.53%
       Less : Valuation allowance                                                    17.39%                  -
       Non deductible expenses                                                      (3.28%)                  -
       Income tax benefit                                                              -                     -
       Effective income tax rate                                                    (18.37%)             (31.11%)
                                                                                    =======               ======


         As of September 30, 1999 and December 31,1998 The Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $ 376,388 and $ 333,572, respectively, that expire in years 1999 to 2004. (A valuation allowance on the United States loss carried forward has been provided, and the Company has determined that it is more likely than not that these deferred income tax assets will not be realized.)


                                                                     (UNAUDITED

        KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  RELATED PARTIES AND DIRECTORS TRANSATIONS

The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balance at September 30,1999 and December 31,1998 with related companies and directors are as follows ($ in thousands)


                                                                                   As of September 30, 1999
                                                  Accounts   Loans and receivables        Management          Accounts     Loan
                                                 Receivable  to related companies         Fee receivables     payable      from
                                                             and Directors                                               Director
                                                 --------------------------------------------------------------------------------
                                                              Loans       Interest and              Total
                                                                             other
                                                                           receivables
Quarter 3rd, 1999                                    --         --         --              --         --         --         --
King Power International Co.,Ltd                    1,730      5,043        197            --        6,970        118       --
Forty Seven Co.,Ltd                                  --        2,538        469            --        3,007       --         --
Downtown D.F.S. (Thailand) Co.,Ltd                    412      2,373        183           2,248      5,216       --         --
Siam D.F.S. Co.,Ltd                                    65       --         --              --           65       --         --
King Power Duty Free (CBO) Ltd.                      --        1,222         24            --        1,246       --         --
Top China Group Co.,Ltd                              --          244       --              --          244       --         --
Lengle (Thailand) Co.,Ltd                            --          878         19            --          897       --         --
Lengle (Phanom pen) Co.,Ltd                             2       --         --              --            2       --         --
Grand Enterprise and Trading Parnership              --          247          8            --          255       --         --
King Power On Board  Sales and Services Co.,Ltd      --        1,208       --              --        1,208         10       --
Niji (Thailand) Co.,Ltd                                 7       --         --              --            7       --         --

                                                  -------    -------    -------         -------    -------    -------    -------
                                                    2,216     13,753        900           2,248     19,117        128       --
Directors - to/(from)                                --           43       --              --           43       --        3,940
                                                  -------    -------    -------         -------    -------    -------    -------
                                                    2,216     13,796        900           2,248     19,160        128      3,940
Less  Allowance for doubtful account :               --         --         --              --         --         --         --

         Related companies                         (1,133)    (9,350)      (554)         (2,248)   (13,285)      --         --

         Directors                                   --          (29)      --              --          (29)      --         --
                                                  -------    -------    -------         -------    -------    -------    -------
                                                   (1,133)    (9,379)      (554)        (2,248)    (13,314)      --         --
                                                  -------    -------    -------         -------    -------    -------    -------
Total                                               1,083      4,417        346            --        5,846        128      3,940
                                                  =======    =======    =======         =======    =======    =======    =======






                                                                      (UNAUDITED

     KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                                                                                   As of December 31, 1998
                                                  Accounts   Loans and receivables        Management             Accounts   Other
                                                 Receivable  to related companies         Fee receivables        payable    payable
                                                             and Directors
                                                 ----------------------------------------------------------------------------------
                                                                Loans       Interest and                 Total
                                                                               other
                                                                           receivables
1998                                                 -            -            -            -              -          -          -
King Power International Co., Ltd.                 1,690        1,052         156           199           3,097       -          -
Forty Seven Co., Ltd.                                -          6,022         354           -             6,376       -          -
Downtown D.F.S. (Thailand) Co., Ltd.                 184        2,070         377         2,515           5,146       -          -
King Power Duty Free (CBO) Ltd.                      -          1,429         128           -             1,557       88        50
Top China Group Co., Ltd.:                           -          1,302          70           -             1,372       -          -
Lengle (Thailand) Co., Ltd.                          -            299          18           -               317       -          -
Grand Enterprise and Trading Partnership             -          1,177          47           -             1,224       -          -
King Power on Board Sales and
 Services Co., Ltd.                                  -            372          25           -               397       98         -
Infotel Communication (Thailand) Co., Ltd.           -            553          44           -               597       -          -
King Power Development Co., Ltd.                     -            121           3           -               124       -          -
King Power Alpha on Board and Sale
 Service Co., Ltd.                                   -              2          -            -                  2      55         -
Thai Nishigawa Internation Co., Ltd.                 -            -            -            -              -          66         -
Airports Authority of Thailand.                      -            -            -            -              -          -          -
                                               -------------------------------------------------------------------------------------
                                                   1,874       14,399        1,222        2,714          20,209      307        50
Directors                                            -          7,228          220          -             7,448       -          -
                                               -------------------------------------------------------------------------------------
                                                   1,874       21,627        1,442        2,714          27,657      307        50
Less  Allowance for doubtful account :               -            -            -            -              -          -          -
----
         Related companies                        (1,874)      (8,110)        (913)      (2,714)        (13,611)      -          -
         Directors                                   -         (2,134)         -            -            (2,134)      -          -
                                               -------------------------------------------------------------------------------------
Total                                             (1,874)     (10,244)       (913)       (2,714)        (15,745)      -          -
                                               -------------------------------------------------------------------------------------
                                               =====================================================================================
                                                     -         11,383         529           -            11,912      307        50
                                               =====================================================================================


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As at September 30 , 1999 and December 31, 1998 there are accrued concession fees and accrued penalty on delay payment of concession fee amounting to $ 4,041,264 and $ 4,795,722 , respectively.

                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         As of September 30,1999 an allowance for doubtful accounts of $ 13,313,981 has been provided for certain amounts due from related companies and directors based on liquidity restraints of such parties.

         As of December 31,1998 the Company charged interest for loans to/from related companies at14.50 - 17.50% per annum and to/from directors at 14.50
-17.50% per annum. According to minutes of the Board of Director's meeting No.1/1999 held on March 24,1999, the company passed resolution to decrease interest for loans to/from related companies and directors to be 4.00% and 3.00% per annum respectively due to the dramatic decrease of market interest rate in Thailand, and to maintain liquidity within the group of companies. Effective April 1, 1999 promissory notes with maturity less than 6 months bear no interest. Such loans have no formal contracts or collateral and are due on demand.
         The Company had operating transactions with related parties and directors as follows ($ in thousands):

                                                   Related Companies
                                         For the nine months ended September 30,
                                             1999            1998
                                             ----            ----
          Sales                            $   2,236       $     424
          Interest income                        501             485
          Management fee income                  -               222
          Purchase                             1,967             543

                                                    Directors
                                         For the nine months ended September 30,
                                             1999            1998
                                             ----            ----
          Interest income                  $      16       $     145

12.  COMMITMENTS AND CONTINGENT LIABILITIES

        Lease commitments

         As of December 31, 1998 KPG Thai has a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999 KPG Thai transferred the rights of the following lease agreements to KPT, KPD and KING POWER INTERNATIONAL CO., LTD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:
         -KPT has made lease agreement with SIAM TOWER to lease 26th floor starting from January 1, 1999 to October 31, 2000.
         -KPD has made lease agreement with SIAM TOWER to lease 27th floor starting from January 1,1999 to October 31,2000.
         -KPT and KPD have made lease agreement with the third party starting from April 1,1998 to December 31, 2001 Lease and service charge committment are due as follows:

                                            KPT                        KPD
                                            ---                        ---
                    1999           $        41,206            $        58,781
                    2000           $       142,224            $       212,527
                    2001           $         7,309            $        99,539

         Letters of guarantees

         As of September 30, 1999 and December 31, 1998, KPT and KPD were contingently liable for bank guarantees totaling $11.37 million and $ 13.46 million, respectively, issued in favor of the Excise Department and the Airport Authority of Thailand as a performance bond.


                                                                     (UNAUDITED)
            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Unused letters of credit

         As of September 30, 1999 and December 1998, KPD have the unused letters of credit amounting to $ 0.87 million and $ 6.46 million, respectively.


13.   SEGMENT FINANCIAL INFORMATION

The following segment information of the Company for September 30, 1999 and December 31, 1998 are disclosed in accordance with Statement of Financial
Accounting Standard No.131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management ($ in thousands).

                                            For the nine months ended September 30,1999
                                        Duty Free         Tax Free       All Other         Adjustments           Consolidated
                                          Retail           Retail                        And Elimination
                                       -------------    -------------    ----------    --------------------    -----------------

Segment Information                        US $             US $           US $               US $                   US $
-------------------
- Revenue from external
   customers                              44,369           18,803            -                  -                   63,172
- Intersegment revenue                      -                -               -                  -                     -
- Cost of merchandise sold                21,721            8,050            -                  -                   29,771
- Concession fees                          8,224            8,649            -                  -                   16,873
- Gross profit                            14,424            2,104            -                  -                   16,528
- Interest Income                            686               98            73                (91)                    766
- Interest expense                           886               12            92                (91)                    899
- Segment net income (loss)                   43              603         1,782               (713)                  1,715
- Segment total assets                    31,707           15,328         9,827            (17,777)                 39,085
- Expenditures for segment
   assets                                    432              271             8               (861)                   (150)


                                                                                             Revenue              Long-lived
                                                                                                                    Assets
                                                                                       --------------------    -----------------
Geographical Information                                                                   US $                   US $
------------------------
Bangkok                                                                                 60,848,075             5,188,941
Northern Thailand region                                                                   736,809                58,379
Southern Thailand region                                                                 1,586,949                42,612
    Total                                                                               63,171,833             5,289,932
                                                                                        ==========             =========



                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                  For the nine months ended September 30,1998

                                           Duty Free         Tax Free          All            Adjustments           Consolidated
                                             Retail           Retail          Other         And Elimination
                                          -------------     ------------     ---------     -------------------     ----------------

Segment Information                           US $             US $            US $               US $                  US $
-------------------
- Revenue from external
  customers                                  36,933           25,410            -                  -                   62,343
- Intersegment revenue                          440               71            -                  (511)                  -
- Cost of merchandise sold                   16,605             9,662           -                  -                   26,267
- Concession fees                             7,655           10,836            -                  -                   18,491
- Gross profit                               13,041            4,544            -                  -                   17,585
- Management fee income                        -                 -            1,153                (931)                  222
- Interest Income                               870              189             49               (122)                   986
- Interest expense                              791              315            113                (122)                1,097
- Segment net income (loss)                   4,553             (575)         3,806              (3,999)                3,785
- Segment total assets                       29,637           16,219         17,559             (18,571)               44,844
- Expenditures for segment
  assets                                        970              170            527                -                    1,667


                                                                                                Revenue              Long-lived
                                                                                                                       Assets
                                                                                           -------------------     ----------------
Geographical                                                                                      US$                    US$
Information
Bangkok                                                                                        60,615,643             6,242,412
Northern Thailand region                                                                        1,404,441                92,021
Southern Thailand region                                                                          323,237                51,817
                                                                                           ===================     ================
     Total                                                                                     62,343,321             6,386,250
                                                                                           ===================     ================


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


(2)  Effects on the Change in Foreign Currency Exchange System

On July 2, 1997 the Thai Government announced that the Thai Baht would thereafter be converted to a "Managed Float" system for the relationship of the Baht to other international currencies. This change had an immediate impact on the Company's operations and the results of its operations.

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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended September 30, 1999:

           Realized gain on foreign exchange              $0.6 million
           Realized loss on foreign exchange              $0.4 million
           Unrealized gain on foreign exchange            $0.1 million
           Unrealized loss on foreign exchange            $0.3 million

The calculation of unrealized foreign exchange gain of $0.1 million and unrealized foreign exchange loss of $0.3 million is shown in charts labeled A and B, respectively.



                                     CHART A
                                     -------

The  calculation  of  Unrealized  gain on foreign  exchange  of US$ = 98,970 was

calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial

obligations, receivable and cash on hand in foreign currency as shown below:

Account receivable in foreign currency as of  09/30/99

----------------------     ----------------------     ----------------------     ----------------------
      Currency                     Amount                  Exchange Rate                  Total
                                                              09/30/99
----------------------     ----------------------     ----------------------     ----------------------
      Swiss Franc                     66,324                 27.1213                   1,798,793
----------------------     ----------------------     ----------------------     ----------------------
British Pound Sterling                 7,441                 67.1387                     499,586
----------------------     ----------------------     ----------------------     ----------------------
   Hong Kong Dollar                  347,521                  5.2523                   1,825,285
----------------------     ----------------------     ----------------------     ----------------------
     Italian Lire                 61,623,560                  0.0224                   1,380,368
----------------------     ----------------------     ----------------------     ----------------------
       US Dollar                      92,430                 40.9203                   3,782,265
----------------------     ----------------------     ----------------------     ----------------------
         Total                                                                         9,286,297
----------------------------------------------------------------------------     ----------------------
BALANCE PER GENERAL LEDGER                                                             8,899,914
Unrealized gain on accounts receivable in foreign currency
                                                                                ----------------------
                                                                                         386,382
                                                                                ----------------------


Unrealized gain on cash on hand as at 09/30/99
----------------------     ----------------------     ----------------------     ----------------------
      Currency                     Amount                  Exchange Rate                  Total
                                                              09/30/99
----------------------     ----------------------     ----------------------     ----------------------
      US Dollar                      463,591                 40.9203                  18,970,283
----------------------     ----------------------     ----------------------     ----------------------
British Pound Sterling                26,767                 67.1387                   1,797,110
----------------------     ----------------------     ----------------------     ----------------------
  German Deutschmark                  10,005                 22.1738                     221,849
----------------------     ----------------------     ----------------------     ----------------------
   Singapore Dollar                   11,171                 23.9185                     267,194
----------------------     ----------------------     ----------------------     ----------------------
   Malaysia Ringgit                      747                 10.6104                       7,926
----------------------     ----------------------     ----------------------     ----------------------
   Hong Kong Dollar                  403,148                  5.2523                   2,117,452
----------------------     ----------------------     ----------------------     ----------------------
     Japanese Yen                 32,132,238                  0.3817                  12,265,293
----------------------     ----------------------     ----------------------     ----------------------
     Swiss Franc                       1,890                 27.1213                      51,259
----------------------     ----------------------     ----------------------     ----------------------
     French Franc                     12,990                  6.6133                      85,907
----------------------     ----------------------     ----------------------     ----------------------
      Korean Won                   2,939,000                  0.0335                      98,457
----------------------     ----------------------     ----------------------     ----------------------
  Netherland Guilder                     825                 19.6808                      16,237
----------------------     ----------------------     ----------------------     ----------------------
  China Renminbi Yuan                 58,041                  4.9047                     284,674
----------------------     ----------------------     ----------------------     ----------------------
    Canadian Dollar                       15                 27.8200                         417
----------------------     ----------------------     ----------------------     ----------------------
   Australian Dollar                  27,458                 26.5587                     729,239
----------------------     ----------------------     ----------------------     ----------------------
   Taiwanese dollar                  129,600                  1.2898                     167,158
----------------------     ----------------------     ----------------------     ----------------------
        Total                                                                         37,080,453
----------------------------------------------------------------------------     ----------------------
BALANCE PER GENERAL LEDGER                                                            34,569,570
                                                                                 ----------------------
Unrealized gain on cash in hand in foreign currency                                    2,510,883
                                                                                 ----------------------
Add: Unrealized gain on account receivable in foreign currency                           386,382
                                                                                 ----------------------
Sub-total Unrealized gain on exchange rate as at 09/30/99                              2,897,265
                                                                                 ----------------------
                                                         (US$1 = 37.6387 Baht)      US$ = 76,976
                                                                                 ----------------------





Unrealized gain advance and interest payable from Companies as at 09/30/99
----------------------     ----------------------     ----------------------     ----------------------
      Currency                     Amount                  Exchange Rate                  Total
                                                              09/30/99                  US Dollar
----------------------     ----------------------     ----------------------     ----------------------
BAHT CURRENCY                      8,283,630                 41.0450                     201,818
----------------------------------------------------------------------------     ----------------------
BALANCE PER GENERAL LEDGER                                                               223,812
                                                                                 ----------------------
Unrealized gain on Advance and interest payable from Companies - in USD                   21,994
                                                                                 ----------------------
Add : Sub total in Baht                                                                   76,976
                                                                                 ======================
Net unrealized gain on exchange rate as of 09/30/99                                 US$ = 98,970
                                                                                 ======================






















                                     CHART B
                                     -------

The  calculation  of  Unrealized  loss on foreign  exchange of US$ = 261,968 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Unrealized loss on Accout Payable as at 09/30/99
----------------------     ----------------------     ----------------------     ----------------------
      Currency                     Amount                  Exchange Rate                  Total
                                                             09/30/99                      Baht
----------------------     ----------------------     ----------------------     ----------------------
      Swiss Franc                  42,390.32                 27.4350                   1,162,978
----------------------     ----------------------     ----------------------     ----------------------
British Pound Sterling             27,585.00                 67.8170                   1,870,732
----------------------     ----------------------     ----------------------     ----------------------
     French Franc               1,006,551.66                  6.7005                   6,744,399
----------------------     ----------------------     ----------------------     ----------------------
      US Dollar                 1,532,943.03                 41.1339                  63,055,925
----------------------     ----------------------     ----------------------     ----------------------
  German Deutschmark               32,541.70                 22.4588                     730,848
----------------------     ----------------------     ----------------------     ----------------------
   Hong Kong Dollar            12,452,845.54                  5.3085                  66,105,931
----------------------     ----------------------     ----------------------     ----------------------
   Singapore Dollar                29,665.02                 24.2803                     720,276
----------------------     ----------------------     ----------------------     ----------------------
   Australian Dollar                2,444.40                 27.0435                      66,105
----------------------     ----------------------     ----------------------     ----------------------
     Italian Lire              24,555,500.00                  0.0227                     557,410
----------------------     ----------------------     ----------------------     ----------------------
     Japanese Yen                  49,000.00                  0.3900                      19,110
----------------------     ----------------------     ----------------------     ----------------------
        EURO                       14,564.67                 43.9378                     639,940
----------------------     ----------------------     ----------------------     ----------------------
        Total                                                                        141,673,653
----------------------------------------------------------------------------     ----------------------
BALANCE PER GENERAL LEDGER                                                           136,721,446
                                                                                 ----------------------
Unrealized loss on Account Payable                                                     4,952,208
                                                                                 ----------------------


Unrealized loss Loan from Bank on Trust Receipt as at 09/30/99
----------------------     ----------------------     ----------------------     ----------------------
      Currency                     Amount                  Exchange Rate                  Total
                                                             09/30/99                      Baht
----------------------     ----------------------     ----------------------     ----------------------
     Swiss Franc                      37,342                 27.4350                   1,024,475
----------------------     ----------------------     ----------------------     ----------------------
     French Franc                    530,957                  6.7005                   3,557,677
----------------------     ----------------------     ----------------------     ----------------------
       US Dollar                     932,886                 41.1339                  38,373,232
----------------------     ----------------------     ----------------------     ----------------------
   Austrian Shilling                 551,085                  3.1945                   1,760,441
----------------------     ----------------------     ----------------------     ----------------------
   Hong Kong Dollar                1,350,785                  5.3085                   7,170,641
----------------------     ----------------------     ----------------------     ----------------------
   Singapore Dollar                   13,890                 24.2803                     337,257
----------------------     ----------------------     ----------------------     ----------------------
   Australian Dollar                  54,650                 27.0435                   1,477,922
----------------------     ----------------------     ----------------------     ----------------------
     Italian Lire                223,232,600                  0.0227                   5,067,380
----------------------     ----------------------     ----------------------     ----------------------
         EURO                         46,540                 43.9378                   2,044,849
----------------------     ----------------------     ----------------------     ----------------------
         Total                                                                        60,813,874
----------------------------------------------------------------------------     ----------------------
BALANCE PER GENERAL LEDGER                                                            55,905,939
                                                                                 ----------------------
Unrealized loss on Trust Receipt in foreign currency                                   4,907,936
                                                                                 ----------------------
Add : Unrealized loss on Account Payable in foreign currency                           4,952,208
                                                                                 ----------------------
Net Unrealized exchange loss as of  09/30/99                                           9,860,143
                                                                                 ----------------------
                                                      US$ 1 = 37.6387 Baht         US$ = 261,968
                                                                                 ----------------------




(3)  Results of operations,  comparing nine months ended  September 30, 1999 and
     1998

Sales revenue for the nine months ended September 30, 1999 was approximately $63.2 million compared to approximately $62.3 million for 1998. This increase is a result of the merchandise adjustment made by the Company and the implementation of promotional sales discounts targeted to increase purchases by a new and larger base customer consisting of consumers who are very price sensitive. Commencing during the last half of 1997, the Thai Government began the "Amazing Thailand" tourism marketing campaign for the period 1998 and 1999. This campaign coincides with the devaluation of the Thai Baht that makes
Thailand more attractive to numerous travelers, including, in particular, budget-conscious tourist. This caused the Company to adjust its marketing and operating strategies to cater to this new and larger base of customers. In order to obtain the same level of sales volume as in prior years, the Company must sell more units of merchandise. The Company intends to optimize its resources and obtain benefits from economies of scale in its operations in order to improve its financial performance. Management believes that this trend is likely to continue and ultimately should, as a result of increase sales volume, affect the Company's results positively.

The cost of merchandise sold for the nine months ended September 30, 1999 and 1998, was approximately $29.8 million and $26.3 million, respectively. The principal factor causing this increase is directly related to the current campaign on promotional sales discount of products sold in both subsidiaries where more units of merchandise were sold with less profit margin. However, due to the lower concession fees paid to the Airport Authorities of Thailand (AAT), comparing the nine months ended September 30, 1999, to the same period in 1998, the ratio of concession fees paid to sales revenue fell from 29.66% in 1998 to 26.71% in 1999. This decrease is a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary. Management anticipates a further reduction in these fees may result from continued negotiations with the AAT.

Direct selling expenses, excluding depreciation and others, also reflect the temporary merchandise adjustment and the implementation of promotional sales discount. These expenses were approximately $7.7 million for the nine months ended September 30, 1999 and approximately $7.2 million for the same period in 1998. In terms of percentage of sales, 1999 expenses were approximately 12.18% of sales and 1998 expenses were approximately 11.48% of sales. This increase is directly attributable to the promotional costs supporting the on-going campaigns to expand the customer base for both subsidiaries and the promotional sales discount offered to increase sales volume. However, Management believes that the sales volume will grow and will ultimately reduce this ratio favorably.

Administrative expenses for the nine months ended September 30, 1999 and 1998, were approximately $4.2 million and $3.4 million, respectively. As a percentage of total sales, these expenses were approximately 6.59% and 5.51%, respectively. This increase is directly attributable to the growth of the Company's size. Management is constantly monitoring these expenses in order to control and minimize this cost in relation to the Company's size, sales volume and operational necessity.

Net income for the nine months ended September 30, 1999 was approximately $1.7 million, or $0.08 per share (basic), and approximately $3.6 million, or $0.18 per share (basic), for the nine months ended September 30, 1998.

The ratio of inventory divided by revenue for the nine months ended September 30, 1999 and 1998, was approximately 21.12% and 23.92%, respectively. This decrease is the result of the merchandise adjustment to attract new and larger base customer groups who are price sensitive, thereby, caused faster turnover of merchandise.

(4) Results of operations, comparing three months ended September 30, 1999 and 1998

Sales revenue for the three months ended September 30, 1999 was approximately $20.3 million compared to approximately $18.6 million for 1998. This increase is a result of the merchandise adjustment made by the Company and the implementation of promotional sales discounts targeted to increase purchases by a new and larger base customer consisting of consumers who are very price sensitive as mentioned above.

The cost of merchandise sold for the three months ended September 30, 1999 and 1998, was approximately $9.5 million and $8.4 million, respectively. The principal factor causing this increase is directly related to the current campaign on promotional sales discount of products sold in both subsidiaries where more units of merchandise were sold with less profit margin. The concession fees paid to the AAT, comparing the three months ended September 30, 1999 to the same period in 1998, the ratio of concession fees paid to sales revenue reduced from 28.10% in 1998 to 25.05% in 1999. This decrease is a result of successful negotiations with the AAT to lowering down the fixed concession fees of KPT. Management anticipates a further reduction in these fees may result from the increase in sales volume generated from the upcoming high seasons during the last quarter of the year.

Direct selling expenses, excluding depreciation and others were approximately $2.4 million for the three months ended September 30, 1999 and approximately $2.4 million for the same period in 1998. In terms of percentage of sales, 1999 expenses were approximately 12.06% of sales and 1998 expenses were approximately 12.72% of sales. Direct selling expenses have improved in terms of percentage of sales due to the growth in the Company's sales. Furthermore, the management has made a commitment to improve this ratio by improving the effectiveness and efficiency of the Company's sales force that should result from additional training and management supervision.

Administrative expenses for the three months ended September 30, 1999 were approximately $1.6 million, and approximately $1.3 million for the same period in 1998. As a percentage of total sales, these expenses were approximately 7.62% and 6.91%, respectively. Administrative expenses have grown due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

Net loss for the three months ended  September 30, 1999 was  approximately  $0.1 million, or $0.01 per share (basic), and net income of approximately $0.1 million, or $0.01 per share (basic), for the three months ended September 30, 1998.

(5)   Liquidity and Capital Resources

For the quarter ended September 30, 1999 and the year ended December 31, 1998, the Company had working capital of approximately $4.7 million and $2.8 million, respectively. This improvement is the result of the Company's successful efforts to generate more cash from operation and pay down the short-term loan. Furthermore, the Company is successful in collecting receivables owed by related companies. Management anticipates that this positive trend will continue as more receivables are scheduled to be collected throughout the remainder of fiscal year 1999 and such amount will be used both to increase level of inventory and pay down liabilities, therefore, would improve working capital further.

Management is currently engaged in a corporate restructuring process in order to ultimately enhance the profitability and cash flows of the Company by investing in profitable related companies and incorporating new potential projects into the operations of the Company or its subsidiaries.

(5)   Monetary Assets and Liabilities Denominated in Thai Baht

As of September 30, 1999 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                               US DOLLARS

Cash and equivalents                                           1,283,956
Trade Accounts Receivable                                      1,076,202
Refundable value-added-tax                                     1,377,335
Related Parties                                                6,335,399
Deferred income tax assets                                     3,998,334
Restricted deposit                                             3,189,890
Other current assets                                           3,791,053
Other non-current assets                                         357,629


         TYPE OF MONETARY LIABILITY

Bank overdraft & loan                                          4,984,484
Current portion of long-term loan                                 36,425
Accounts Payable                                               5,323,588
Advance from related companies/directors                       5,872,761
Concession fees                                                7,694,603
Other current liabilities                                      1,700,582
Long-term loan - net                                             236,280

(6)   Year 2000 Disclosures

The Company's computer system prior to this year was not Year 2000 compliant. Due to the expansion of the Company's business and the necessity to operate more efficiently, management decided to change computer software and related hardware systems to fully support the integration of all systems and all subsidiaries in order to generate centralized management reporting and ensure more effective control of the business. The new system was installed in October 1998, tested in February 1999, and fully operational in May 1999. The total cost for this new computer system was approximately $650,000.

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

(7)   Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards No. 133 is effective for fiscal year beginning after June 15, 1999. This Statement requires that certain derivative instruments be recognized in balance sheet at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. For the period six months ended June 30, 1999 that adoption will not have a significant impact on financial condition or operating results.

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



KING POWER INTERNATIONAL GROUP CO., LTD.





November 12, 1999         By:   /s/  Vichai Raksriaksorn
                                ------------------------------------------------
                                     Vichai Raksriaksorn, President and
                                     Chief Executive Officer






November 12, 1999         By: /s/  Viratana Suntaranond
                              --------------------------------------------------
                                   Viratana Suntaranond, Chief Financial Officer