Form 10-K
period 1999-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2000-03-31
CIK 787690

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

   X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock of the registrant outstanding as of February 29, 2000: 20,250,000 shares.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $1.18 per share for the registrant's common stock as reported by the American Stock Exchange as of February 29, 2000 was approximately $8,689,658.

                                TABLE OF CONTENTS

Item Number                                                                 Page

Part I

1.       Business

2.       Properties

3.       Legal Proceedings

4.       Submission of Matters to a Vote of Security Holders

Part II

5.       Market for the Company's Common Stock and Related Stockholder
         Matters

6.       Selected Financial Data

7. Management's Discussion and Analysis of Financial Condition And Results of Operations

7A.      Quantitative and Qualitative Disclosures of Market Risk
8.       Financial Statements
9.       Changes In and Disagreements with Accountants on Accounting

         And Financial Disclosure

Part III

10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
11.      Executive Compensation

12.      Security Ownership of Certain Beneficial Owners and Management
13.      Certain Relationships and Related Transactions

Part IV

14.       Exhibits and Reports on Form 8-K

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

PART I

ITEM 1            BUSINESS

General

         The global duty free business is a multi-billion dollar industry in which luxury and brand name merchandise such as perfumes and cosmetics, liquor and tobacco and general merchandise products are sold to travelers exempt from import duties and taxes, within certain allowances, at their respective destinations. Since 1993, the global duty free business has grown at a compounded annual growth rate of 5.4% in terms of revenue from US$17 billion in 1993 to US$21 billion in 1997. However, the Asia crisis during 1997 and the abolition of duty free among European Union (EU) members during 1999 have stunned the growth of this industry. In 1998, global duty free sales declined by 2.4% reaching US$20.5 billion. The current onset of Asia financial recovery and significant reduction of duty free sales in EU promoted greater market share of Asia's duty free business.

         The travel-retail industry, which is defined as all of the business activities involved in the duty-free and tax-free businesses, including selling merchandise at traveling ports (principally airports) and on airplanes, at tourist centers, at resorts and in major cities, etc., began to develop in Asia in 1964 when Japanese retailers began establishing duty free shops around the region. As trade among the countries within the region increased, the Asian duty free business began to grow. The Asian travel-retail industry was given additional impetus when trade between Asian countries and the United States and European countries began to grow further. This increase in trade resulted in an increase in tourism by travelers from the United States and Europe. Consequently, Thailand became the most popular travel destination among Southeast Asia's countries, welcoming more than 33 million passengers traveling through the International Airports in Thailand during 1998. During the 1990's, the number of passengers has increased at a compounded average growth rate of 7% from 19 million in 1990 to 33 million passengers in 1998, according to the Airport Authority of Thailand (AAT). Furthermore, AAT is expecting to service passengers up to 35 million in 2003.

         King Power International Group Co., Ltd. (the "Company") is currently the leading travel-retail operator in Thailand. The Company operates and manages 24 duty free and 25 tax free stores, via two concession agreements with the Airport Authority of Thailand, throughout all of Thailand's major airports. At the end of 1999, the Company has approximately 46,000 square feet of retail space at the Bangkok and Provincial International Airports.

Background and Organization of the Company

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

         The reverse merger was treated as a re-capitalization of the Company. Accordingly, the assets, liabilities and business operations of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited were recognized at historical cost. The consolidated historical financial statements of J.M.T. Group Company Limited and J.M.T. Duty Free Company Limited became the historical financial statements of the Company.

         Concurrent with the reverse merger, the Company changed its corporate name from Immune America, Inc. to King Power International Group Co., Ltd. Subsequently, on September 9, 1997, J.M.T. Duty Free Company Limited changed its corporate name to King Power Duty Free Company Limited and on October 10, 1997, J.M.T. Group Company Limited changed its corporate name to King Power Tax Free Company Limited.

         The Company operates its current businesses through two divisions: the Tax Free Division and the Duty Free Division .

Tax Free Division

         King Power Tax Free Company Limited (the "Tax Free Division" or, sometimes, "KPT") is a Thai corporation engaged in selling various souvenirs and consumer products in the International and Domestic terminals of all the major airports located in Thailand to international and local travelers. The Tax Free Division holds the exclusive operating license granted by the Airport Authority of Thailand ("AAT") for all shops of this specific nature.

         At the end of 1999, the Tax Free Division operated 25 stores within Thailand's major international and domestic airports, totaling more than 17,500 square feet of retailing space compared to 6,181 square feet in 1993 when it first began operation. There are now 15 shops located in the various terminals, which comprise the Bangkok International Airport; 10 of these shops are located in the airside departure terminals. The landside shops are established in five different locations in the departure and arrival halls of both terminals. The Tax Free Division sells domestically manufactured general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectionery, free of Thailand's value-added-tax.

         There are ten shops, located in the domestic terminals at the Bangkok, Chiang Mai and Phuket domestic and international airports, selling indigenous general merchandise of Thailand, together with local specialty goods.

         The Company is an active participant in the promotional campaign known as "Amazing Thailand" for the years 1998 to 2000. The three new shops were opened in joint operations with AAT, the Tourism Authority of Thailand ("TAT"), and the Department of Industrial Promotion from the Ministry of Industry and dedicated to the "Amazing Thailand" promotion.

Duty Free Division

         King Power Duty Free Company Limited (the "Duty Free Division" or, sometimes, "KPD") is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in duty free shops located in the international terminals of all of the major airports in Thailand. The Duty Free Division holds a non-exclusive license to operate duty free shops from the AAT for shops of this specific nature until December 2001.

         The Duty Free Division operates 24 duty free stores, with approximately 28,000 square feet of retail space, in Thailand's International Airports at Bangkok, Chiang Mai and Phuket. The Duty Free Division accounts for 60% of the total duty free retail space currently used in these airports. The Duty Free Division's merchandise mix consists of top quality brand name liquor and tobacco products, luxury goods such as watches, perfumes, cosmetics, fashion accessories, gourmet food and chocolates. In Thailand all imported merchandise is subject to import duties and governmental taxes. However, the Duty Free Division's goods are sold exclusively for departing passengers and are free of all import duties, excise taxes and the value-added-tax imposed by the Thai government.

         The Duty Free Division started its operation on January 1, 1997. During 1998, the Duty Free Division successfully introduced Harrods of Knightsbridge U.K as the first duty-free Harrods in Asia located in both Terminals of the Bangkok International Airport. Additionally, the Company has also introduced specialty stores focusing on well known fashion designers, such as Ferragamo, Versace, Cartier, Dunhill, Longchamp, Etro, Fendi, Bally, Lanvin, and Givenchy located in the Terminal I of the Bangkok International Airport.

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

King Power International Group (Thailand) Co., Ltd.

         King Power International Group (Thailand) Co., Ltd. was principally formed to lease the Company's Head Office in the Siam Tower in Bangkok in 1997. The rental expenses for this facility are allocated according to the actual usage by each of the Company's subsidiaries. Management has decided to have the subsidiaries lease their premises directly from the lessor effective as of January 1999 in order to prevent unnecessary repetitive payment of corporate income taxes among the Company's subsidiaries.

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

         The Company has a total of two bonded warehouses located in Bangkok and Phuket serving all of the Duty Free Division's shops in Thailand. Transfer of any bonded merchandise must be documented and approved by Customs before these products are transferred for sale to the traveling public at the various retail stores. Customs makes regular inspections of the inventory in the bonded warehouses and shop premises. With this tightly regulated control from Customs, customers are assured that all products sold by the Company are genuine and of the highest quality.

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

Employees

         The Company's business as conducted in it shops is labor intensive. The Company currently employs approximately 1,876 persons. Each member of the sales staff is equipped with special selling skills geared to the Travel-Retail business, that is, they are fluent in many languages and have extensive product knowledge in order to handle sales discussions with foreign customers. Management promotes job enhancement at every level of the staff to ensure maximum job satisfaction in return for the highest productivity by each employee. For example, the Company maintains a Training Center to encourage the learning of managerial skills, languages, product knowledge, etc. and has implemented the ISO 9002 standards of operation. Employee turnover continues to be very low and Management foresees no problems in maintaining its capable staff of employees as long as the Company sustains its market share and the growth of its businesses.

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

         In Thailand, there are several barriers for parties wishing to enter into the airport duty free business. Any new entrant company must be of Thai ownership who have proven Asian regional duty free experience, particularly with regard to serving international passengers and Thai Nationals. For a new entrant, the company's management must be comprised of Thai nationals and it must reach a minimum turnover in duty free business. Additionally, the new entrant must possess bonded warehouse facilities located in Thailand and should be already carrying all major international brands in its portfolio of merchandise.

Economic Conditions and Exchange Rates

         The principal customers of the Company are the traveling public utilizing the International and Domestic Airports at Bangkok, Chiang Mai, and Phuket. The Company's businesses closely tie up with economic conditions of countries where the travelers come from. The Company has strategically confronted the current economic turmoil of the Asia Pacific region with decisive actions to minimize the adverse effects on its operations.

         In 1999, the Tax Free Division was able to maintain its operational trends because most of its merchandise consists of products purchased in Thai Baht. Additionally, the Tax Free Division has always been able to sell its merchandise in U.S. dollars. Although Thai Baht was floated there, was a minimal impact on this division's operations because there was very little difference in the purchasing power of the customers.

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

BUSINESS STRATEGIES

         The Company began operating its Tax Free Division in 1993 after obtaining the five-year sole license to operate its business from the AAT. This license was renewed in 1998, extending for a period of five additional years (until 2003) the Division's license to operate in Thailand. In 1997, the Company obtained its five-year Duty Free license. Since that time, the Duty Free
Division has become the principal contributor of profits to the Company's operations. Even though merchandise sold by the Tax Free Division generally carry a higher profit margin compared to the profit margin for merchandise sold by the Duty Free Division, the value of each item (measured by its selling price) is much less. Thus, the profitability of the Tax Free Division has been generally lower. Management intends to concentrate on improving the profitability of the Tax Free Division, which has taken effect during this year and in the future, principally through reducing concession fees and rent cost, selecting higher value merchandise, and lowering operating costs. For the Duty Free Division, the Company will continue to increase sales volumes and maintain higher margins. Currently, the Company is in discussion with the AAT to extend the existing concession that is scheduled to expire at the end of 2002.

Improving profitability for the Tax Free Division

         The Company has on-going negotiations with the AAT to lower the concession fees charged by the AAT, to exchange spaces between the Tax Free and the Duty Free Divisions, and to discontinue some of the shops to lessen losses which are caused by increased concession fees. The Tax Free Division is in the process of re-engineering its entire operation to be more compatible with new international trends for this business. It has implemented some phases and will progress further throughout 2000 and beyond. The main components of this re-engineering target:

         (1) expanding non-concession points of sales, i.e., through e-commerce where the Company can act as an intermediary for local products catering to international consumers;
         (2) jointly promoting merchandise with several airlines through its frequent flyer programs and credit-card firms;
         (3) increased efficiency in selecting the merchandise to be sold and emphasizing the potential for increased sales volumes and the profitability of each item of merchandise selected;
         (4) downsizing the amount and types of merchandise displayed from the concept of "something for everyone" to becoming more selective in the types of merchandise displayed at different locations;
         (5) developing premium brands in order to create brand awareness, the uniqueness of product availability, to upgrade quality and design, and to improve packaging and marketing; and
         (6) utilizing the Company's overall resources more efficiently through the implementation of ISO 9002.



Ensure adequate supplies and variety of products of  the Duty Free Division

         Since the current trend for the Duty Free Division's products is continued high demand driven by the increased number of Asian tourists who have made plans or arrangements to visit Thailand in 2000 and beyond, as announced by the Tourism Authorities of Thailand (TAT), this Division will focus on ensuring adequate supplies of, and more variety in, the merchandise it offers for sale in order to cater to these customers.

ITEM 2            PROPERTIES

         The Company's principal office is located at the 26th and 27th floors of the Siam Tower, at 989 Rama I Road, Patumwan, Bangkok 10330 Thailand. The telephone number is 011-662-658-0090. This office contains 29,353 square feet of space and is leased from Bangkok Intercontinental Hotels Co., Ltd. under a lease expiring in October 2000, at an annual cost of $128,096, using an average exchange rate of 37.8226 Thai Baht to 1 US Dollar for 1999.

         The Company operates 49 retail stores with retail space totaling 46,066 square feet, located in the international and domestic airports of Thailand located in Bangkok, Chaing Mai and Phuket. All of the stores are leased from the Airports Authority of Thailand (the "AAT") under varying lease agreements involving the Company's two subsidiaries, KPT and KPD, and require a monthly rental fee (excluding duty charges and other expenses) for the space actually utilized. During the 1999 fiscal year, the Company paid a total of $1,294,232 to the AAT under these lease agreements. The Company anticipates that the total for the 2000 fiscal year under these lease agreements will be approximately $1,272,153, using an exchange rate of 37.8226 Thai Baht to 1 US Dollar as of December 31, 1999.

         The Company leases three warehouses located in Bangkok, Chaing Mai, and Phuket, containing almost 30,000 square feet, from the AAT. The two bonded warehouses contain approximately 25,000 square feet for the Duty Free Division and approximately 4,100 square feet for the Tax Free Division. The Company believes that its facilities are adequate for its current operations.

         All payments with regards to these properties are made in Thai Baht. The Company used an average exchange rate of 37.8226 Thai Baht to 1 US Dollar to translate these expenses into US Dollars during 1999.


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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the American Stock Exchange under the ticker symbol "KPG". The approximate number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was 361 as of February 29, 2000. The Company believes that approximately 900 stockholders currently own and hold the stock in street name.

         The following table set out the high and low reported sales prices for the common stock as reported by the American Stock Exchange since it was listed on July 30, 1997:

                                                     High              Low
First Quarter of 2000
(Through February 29, 2000)                          $1.50             $1.00

Fourth Quarter of 1999                               $1.81             $0.88

Third Quarter of 1999                                $2.13             $1.00

Second Quarter of 1999                               $2.50             $1.13

First Quarter of 1999                                $2.88             $2.00

Fourth Quarter of 1998                               $4.50             $1.75

Third Quarter of 1998                                $4.50             $1.88

Second Quarter of 1998                               $6.38             $3.50

First Quarter of 1998                                $9.75             $1.19

Fourth Quarter of 1997                               $13.38            $12.88

Third Quarter of 1997                                $16.75            $12.88

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

                                                                                 Year Ended December 31,

                                                                1995          1996        1997        1998        1999


Consolidated Statement of Income data :

Sales Revenue......................................         $  26,461     $  41,869   $ 95,997     $ 91,125   $   89,483
Gross Profit.......................................               192         7,383     23,154       27,051       23,859
Selling, and administrative
        expenses                                                3,179         6,273     14,621       31,931       20,753
                                                            ------------  ----------- ----------- ----------- ----------
Operating Income ( loss)..........................             (2,986)        1,110      8,533       (4,880)       3,106
Operating Income (expenses),net...................                399           493     (1,846)         541          197

Income (loss) before minority  interest and
   income tax.....................................              (2,587)       1,603      6,687       (4,339)       3,303
Net Income (loss).................................          $   (2,586    $   1,643      7,935       (4,287)       2,413
                                                            ============  =========== =========== =========== ==========

Net Income (loss) per share :
   Basic..........................................          $     (0.14)  $    0.09       0.40        (0.21)       0.12
   Diluted........................................          $       -     $     -     $    -            -           -

Weighted Average Share Outstanding :
   Basic..........................................               18,800      18,800     19,779       20,250       20,250
   Diluted........................................                  -           -          -            -           -

  Consolidated Balance Sheet Data :
  Working Capital.................................          $    (6,109)  $  (7,351)  $      17   $    2,793   $   6,225
  Total Assets....................................                1,952      23,742      35,078       48,076      42,213
  Total Long - Term Debt                                             -           55         227          403         254
  Stockholders' Equity............................              (5,258)       3,927       9,764        8,751      11,065


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

Results of operations, comparing fiscal years ended December 31, 1999 and 1998

         Sales revenue for the year ended December 31, 1999, was approximately $89.5 million compared to approximately $91.1 million for 1998. This decrease is a result of the travelers concern over Y2K problem which results to substantial reduction in number of passengers travel through the airports. Furthermore, commencing during the last half of 1997, the Thai Government began the "Amazing Thailand" tourism marketing campaign for the period 1998 and 1999. This campaign coincides with the devaluation of the Thai Baht that makes Thailand more attractive to numerous travelers, including, in particular, budget-conscious tourist. This caused the Company to adjust its marketing and operating strategies to cater to this new and larger base of customers. In order to obtain the same level of sales volume as in prior years, the Company must sell more units of merchandise. The Company intends to optimize its resources and obtain benefits from economies of scale in its operations in order to improve its financial performance. Management believes that this trend is likely to continue and ultimately should, as a result of increase sales volume, affect the Company's results positively.

         The cost of merchandise sold for the year ended December 31, 1999, and 1998, was approximately $43.3 million and $39.1 million, respectively. The principal factor causing this increase is directly related to the current campaign on promotional sales discount of products sold in both subsidiaries where more units of merchandise were sold with less profit margin. However, due to the lower concession fees paid to the Airport Authorities of Thailand (AAT), comparing the year ended December 31, 1999, to the same period in 1998, the ratio of concession fees paid to sales revenue fell from 27.40% in 1998 to 24.97% in 1999. This decrease is a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary. Management anticipates a further reduction in these fees may result from continued negotiations with the AAT.

         Selling and administrative expenses also reflect the temporary merchandise adjustment and the implementation of promotional sales discount. These expenses were approximately $21.8 million for the year ended December 31, 1999, and approximately $16.2 million for the same period in 1998. In terms of percentage of sales, 1999 expenses were approximately 24.40% of sales and 1998 expenses were approximately 17.76% of sales. This increase is directly attributable to the promotional costs supporting the on-going campaigns to expand the customer base for both subsidiaries and the promotional sales discount offered to increase sales volume. However, Management believes that the sales volume will grow and will ultimately reduce this ratio favorably.

         Net income for the year ended December 31, 1999, was approximately $2.4 million, or $0.12 per share (basic), compared to the net loss of approximately $4.3 million, or $0.21 per share (basic), for the year ended December 31, 1998. The net loss shown in 1998 was caused by a one-time charge of approximately $15.7 million, resulting from a provision for doubtful accounts for advances to related companies and loans to directors. During 1999, the balance for these accounts has been reduced due to successful collections from the total amount of $27.7 million at December 31, 1998 to $19.6 million at December 31, 1999. The management will continue aggressively in trying to reduce these loans balance further.

         The ratio of inventory divided by sales revenue for the year ended December 31, 1999 and 1998, was approximately 18.44% and 16.36%, respectively. This increase is the result of the trip cancellation by several travelers concerning over Y2K problem which caused the company's inventories to have lesser turnover than anticipated.

Results of operations, comparing fiscal years ended December 31, 1998 and 1997

         King Power Duty Free Co., Ltd. (KPD) began retail operations in 1997 and the revenue of this subsidiary is a direct result of the increase in the number of tourists coming to Thailand as a result of the social and government stability, the Thai Baht devaluation and its fully functional retail stores. In 1998 additional growth was experienced in general merchandise sales at the King Power Tax Free Co., Ltd. (KPT) stores in Thailand airports, principally due to an increase in tourism traffic. Management anticipates that Thailand will continue to be an attractive tourist destination during future periods and will expand as a focal point for air travel throughout Asia.

         Sales revenue for the year ended December 31, 1998, was approximately $91.1 million, compared to approximately $96.0 million for 1997. This decrease is directly attributable to the devaluation of Baht that took place during the last half of 1997. Overall sales revenue, measured in Thai Baht, increased 14.29% from Baht 3,252.7 million for the year ended December 31,1997, to Baht 3,717.5 million for the same period in 1998. However, the average exchange rate of Baht 40.795 to 1 was used to convert the 1998 figure into US Dollars, while the average exchange rate of Baht 33.883 to 1 was used for 1997. Also commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during 1999 and in subsequent years.

         The cost of merchandise sold for the years ended December 31, 1998 and 1997, was approximately $39.1 million and $38.5 million, respectively. The principal factor causing this slight increase is directly related to the change in product mix during 1998 resulting from the decision to concentrate more on products that have higher turnover and to sacrifice some profit margin in order to increase sales volumes and decrease carrying costs. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon a fixed amount. As a result, comparing the year ended December 31, 1998, to the year ended December 31, 1997, the ratio of the Company's concession fee to sales revenue dropped favorably from approximately 35.77% in 1997 to approximately 27.40% in 1998. Additionally, during the first quarter of 1998, the Thai government permanently waived the Customs Fee previously imposed at the rate of 15% of gross sales.

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

         The Company's profit, before this provision for doubtful accounts, for the 1998 fiscal year was approximately $10.8 million, compared to a profit from operations of approximately $8.5 million for the year ended December 31, 1997. The net loss for the year ended December 31, 1998, (including this provision for doubtful accounts) was approximately $4.3 million, or $0.21 per share (basic), compared to net income of approximately $7.9 million, or $0.40 per share
(basic), for the year ended December 31, 1997. This decrease was caused by a one-time charge of approximately $15.7 million, resulting from a provision for doubtful accounts. As a result of a substantial increase in the total amount of Advances to Related Companies and Loans to Directors which increased from $4.9 million at December 31,1997 to $23.1 million at December 31, 1998, and liquidity constraints on those businesses, under generally accepted accounting principles the Company was required to make this provision. Even though an allowance has been provided, Management will aggressively pursue collection of these accounts.

         The ratio of inventory divided by revenue for the years ended December 31, 1998 and 1997, was approximately 16.36% and 13.69%, respectively. This slight increase is a result of the commencement of operation by the Company's new stores, including Harrods (Knightsbridge) and nine boutiques shops.

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

         Sales revenue for 1997 was approximately $96.0 million as compared to approximately $41.9 million for 1996. This increase is directly attributable to the factors previously discussed. Additionally, as a result of the Thai Baht devaluation, KPD has increased its retail prices three times or approximately 54%, during 1997. Further, commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries closely located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will directly impact the Company's operations in a positive manner during and subsequent to this time period.

         Cost of sales for the years ended December 31, 1997 and 1996, were approximately $38.5 million and $14.5 million, respectively. The factors for this increase relate to the expansion of the KPD subsidiary and a larger number of customers at the KPT stores for consumer goods. In addition, KPT's concession agreement to maintain its locations within the Thai airports requires payments based upon fixed amount. In the time period from the year ended December 31, 1996, to the year ended December 31, 1997, the Company's concession fee as percentage to sales revenue dropped from approximately 47.84% in 1996 to approximately 35.77% in 1997.

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

         Administrative expenses for the years ended December 31, 1997 and 1996, were approximately $3.8 million and $0.9 million, respectively. As a percentage of total sales, these expenses were approximately 4.0% and 2.2%, respectively. Administrative expenses have grown due to the growth in the Company's business. Management has designated these expenses for constant monitoring in order to control their levels in relation to the Company's size, sales volume and operational necessity.

         Net income for the year ended December 31, 1997, was approximately $7.9 million, or $0.40 per share (basic), and approximately $1.6 million, or $0.09 per share (basic), for the year ended December 31, 1996. However, included as a component of net income is the cumulative effect of both realized and unrealized gains and losses from foreign exchange caused charges to operations of approximately $4.4 million or approximately $0.22 per share (basic)for the year ended December 31, 1997.

         The ratio of inventory divided by revenue for the year ended December 31, 1997 and 1996, was approximately 13.7% and 16.1%, respectively. This reduction is due to the significant increase in sales volume during 1997, which exceed the inventory level as projected.

Liquidity and Capital Resources

         For the years ended December 31, 1999 and 1998, the Company had working capital of approximately $6.2 million and $2.79 million, respectively. The improvement in this figure is due to the Company's ability to significantly expand operations, thereby increasing current assets. The Company experienced a positive cash flow from operations of approximately $1.4 million at December 31, 1999, compared to a negative cash flow of $4.9 million during the same period of 1998. This increase is mainly due to the significant reduction in advances to related companies for the purpose of pilot projects for future expansion. In order to prevent any realization of losses attributed from the usual stage of start-up operation, the Company's management decided not to have the Company directly own these related companies until these companies become profitable. Management is trying to reduce further this exposure by exploring ways that these related companies can pay down or eliminate these loan balances or the Company could eliminate them by acquiring these profitable related companies as according to the original objective.

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




         In accordance with generally accepted accounting principles, the Company has reported gain on foreign exchange-net of $0.22 million for the year ended December 31, 1999, with the following showing the calculation supporting the figure:


                                     CHART A

The  calculation  of  Unrealized  gain on foreign  exchange of US$ = 235,344 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:

Account payable in foreign currency as of 12/31/99
----------------------------- --------------------------- -------------------------- ---------------------------
          Currency                      Amount                  Exchange Rate                  Total
                                                                  12/31/99                   Thai Baht
----------------------------- --------------------------- -------------------------- ---------------------------

     Australian Dollar                          4,223.94                    24.7173                     104,404
        Swiss Franc                             2,369.30                    23.7094                      56,175
     German Deutschmark                        84,674.50                    19.4823                   1,649,654
            Euro                               23,016.51                    38.0907                     876,715
        French Franc                          477,824.91                     5.8113                   2,776,784
   British Pound Sterling                      28,680.00                    61.1939                   1,755,041
      Hong Kong Dollar                      6,829,759.00                     4.8658                  33,232,241
        Italian Lire                       29,738,500.00                     0.0197                     585,848
      Singapore Dollar                          3,857.39                    22.7557                      87,778
        Japanese Yen                        4,152,060.00                    0.37087                   1,539,874
         US Dollar                          1,238,019.68                    37.7098                  46,685,475
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                     89,349,989
----------------------------- --------------------------- -------------------------- ---------------------------
BALANCE PER GENERAL LEDGER                                                                           94,001,701
Unrealized gain on accounts payable in foreign currency
                                                                                     ---------------------------
                                                                                                      4,651,712
                                                                                     ---------------------------


Loan from bank (Trust Receipt) in foreign currency as of 12/31/99
----------------------------- --------------------------- -------------------------- ---------------------------
          Currency                      Amount                  Exchange Rate                  Total
                                                                  12/31/99                   Thai Baht
----------------------------- --------------------------- -------------------------- ---------------------------
     Australian Dollar                         29,265.65                    24.7173                     723,368
        Swiss Franc                           290,054.70                    23.7094                   6,877,023
     German Deutschmark                        12,542.02                    19.4823                     244,347
            Euro                               47,260.38                    38.0907                   1,800,181
        French Franc                          727,837.00                     5.8113                   4,229,679
   British pound Sterling                       4,903.00                    61.1939                     300,034
      Hong Kong Dollar                      2,135,116.50                     4.8658                  10,389,050
        Italian Lire                      367,483,750.00                     0.0197                   7,239,430
         US Dollar                          2,892,559.55                    37.7098                 109,077,842
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                    140,880,954
------------------------------------------------------------------------------------ ---------------------------
BALANCE PER GENERAL LEDGER                                                                          144,260,847
Unrealized gain on Trust Receipt in foreign currency
                                                                                     ---------------------------
                                                                                                      3,379,893
                                                                                     ---------------------------


Unrealized gain advance and interest payable as at 12/31/99
----------------------------- --------------------------- -------------------------- ---------------------------
          Currency                      Amount                  Exchange Rate                  Total
                                      Thai Baht                   12/31/99                      US$
----------------------------- --------------------------- -------------------------- ---------------------------
         Thai Baht                         10,464,920.00                      37.52                     278,916
------------------------------------------------------------------------------------ ---------------------------
BALANCE PER GENERAL LEDGER                                                                              280,538
Net Unrealized exchange as of 12/31/99
                                                                                     ---------------------------
                                                                                                          1,622
                                                                                     ---------------------------












Unrealized gain on Cash on hand as of 12/31/99
----------------------------- --------------------------- -------------------------- ---------------------------
          Currency                      Amount                  Exchange Rate                  Total
                                                                  12/31/99                   Thai Baht
----------------------------- --------------------------- -------------------------- ---------------------------
     Australian Dollar                          8,638.77                    24.1525                     208,648
        Swiss Franc                               380.00                    23.3522                       8,873
    China Renminbi Yuan                        24,054.00                     4.4643                     107,385
     German Deutschmark                         5,655.00                    19.1268                     108,162
        French Franc                            3,050.00                     5.7045                      17,399
   British Pound Sterling                      47,054.45                    60.2988                   2,837,327
      Hong Kong Dollar                        352,437.60                     4.7923                   1,688,987
        Japanese Yen                        9,515,462.00                   0.364046                   3,464,009
         Korean Won                           903,000.00                     0.0326                      29,438
     Malaysian Ringgit                            692.00                     9.6074                       6,648
      Singapore Dollar                          4,665.00                    22.3073                     104,063
      Taiwanese Dollar                        381,850.00                     1.1865                     453,065
         US Dollar                            542,722.32                    37.3285                  20,259,010
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                     29,293,014
------------------------------------------------------------------------------------ ---------------------------
BALANCE PER GENERAL LEDGER                                                                           28,484,621
Unrealized gain on cash in hand in foreign currency
Unrealized gain on accounts payable in foreign currency
Unrealized gain on trust Receipt in foreign currency
Net Unrealized gain on exchange rate as at 12/31/99

                                                                          US$ = 233,722

Total

Sub:  Unrealized gain on exchange rate as at 12/31/99 - in Thai account book
Sub:  Unrealized gain on exchange rate as at 12/31/99 - in US account book
Net unrealized gain on exchange rate as of 12/31/99
                                                                                     ---------------------------
                                                                                                        808,393
                                                                                     ---------------------------
                                                                                                      4,651,712
                                                                                     ---------------------------
                                                                                                      3,379,893
                                                                                     ---------------------------
                                                                                                      8,839,998
                                                                                     ---------------------------
                                                                                     (US$ 1= 37.8226 Baht)

                                                                                                        233,722
                                                                                                          1,622
                                                                                                        -------
                                                                                                        235,344
                                                                                                        -------




                                     CHART B

The  calculation  of  Unrealized  loss on foreign  exchange  of US$ = 51,041 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Cash on hand in foreign currency as of 12/31/99
----------------------------- --------------------------- -------------------------- ---------------------------
          Currency                      Amount                  Exchange Rate                  Total
                                                                  12/31/99                   Thai Baht
----------------------------- --------------------------- -------------------------- ---------------------------
         US Dollar                            250,533.07                    37.3285                   9,352,007
   British Pound Sterling                      10,799.24                    60.2988                     651,181
     German Deutschmark                         1,045.00                    19.1268                      19,988
      Singapore Dollar                          1,369.00                    22.3073                      30,539
     Malaysian Ringgit                             55.00                     9.6074                         528
      Hong Kong Dollar                         30,800.00                     4.7923                     147,603
        Japanese Yen                        4,556,614.00                   0.364046                   1,658,817
        Swiss Franc                               210.00                    23.3522                       4,904
        French Franc                            1,350.00                     5.7045                       7,701
         Korean Won                         2,541,000.00                     0.0326                      82,837
     Netherland Guilder                            25.00                    16.9911                         425
    China Renminbi Yuan                        28,784.00                     4.4643                     128,500
     Australian Dollar                          2,905.67                    24.1525                      70,179
      Taiwanese Dollar                         16,650.00                     1.1865                      19,755
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                     12,174,964
------------------------------------------------------------------------------------ ---------------------------
BALANCE PER GENERAL LEDGER                                                                           12,861,014
Unrealized loss from cash on hand in foreign currency
                                                                                     ---------------------------
                                                                                                       -686,050
                                                                                     ---------------------------


Unrealized loss on account receivable as of 12/31/99
----------------------------- --------------------------- -------------------------- ---------------------------
          Currency                      Amount                  Exchange Rate                  Total
                                                                  12/31/99                   Thai Baht
----------------------------- --------------------------- -------------------------- ---------------------------
        Swiss Franc                             6,443.50                    23.3522                     150,470
     German Deutschmark                        58,212.68                    19.1268                   1,113,422
            Euro                               43,349.50                    37.4053                   1,621,501
        French Franc                           32,110.40                     5.7045                     183,174
   British Pound Sterling                       8,401.10                    60.2988                     506,576
      Hong Kong Dollar                      3,812,465.20                     4.7923                  18,270,477
        Italian Lire                      332,758,550.00                     0.0193                   6,422,240
      Singapore Dollar                          5,880.00                    22.3073                     131,167
         US Dollar                            210,247.51                    37.3285                   7,848,224
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                     36,247,251
------------------------------------------------------------------------------------ ---------------------------
BALANCE PER GENERAL LEDGER                                                                           37,491,710
Unrealized  loss from account  receivable  Unrealized  loss from cash on hand in foreign currency Net Unrealized exchange loss as of 12/31/99
                                                                                     ---------------------------
                                                                                                     -1,244,459
                                                                                     ---------------------------
                                                                                                       -686,050
                                                                                     ---------------------------
                                                                                                     -1,930,509
                                                                                     ---------------------------
                                                           US$ = (51,041)              (US$1= 37.8226 Baht)


NET FOR UNREALIZED GAIN/LOSS EXCHANGE AS OF 12/31/99
----------------------------------------------------
                                                                                 Thai Baht             US Dollar
                                                                                ----------             ---------
Net Unrealized exchange loss as of 12/31/99                                    (1,930,509)
Net Unrealized gain on exchange rate as at 12/31/99                              8,839,998
                                                                                 ---------
       NET UNREALIZED EXCHANGE                                                   6,909,489              182,681
                                                                                 ---------
Net Unrealized exchange GAIN KPG(US) as of 12/31/99                                                       1,622
                                                                                                          -----
       NET UNREALIZED EXCHANGE                                                           -              184,303
                                                                                                        -------
NET FOR REALIZED GAIN/LOSS EXCHANGE AS OF 12/31/99
--------------------------------------------------
Net realized loss on exchange rate of KPT as at 12/31/99                      (14,662,302)
Net realized gain on exchange rate of KPD as at 12/31/99                        11,327,318
Net realized gain on exchange rate of KPG(US) as at 12/31/99                             -              131,775
                                                                               -----------
       NET REALIZED EXCHANGE                                                   (3,334,984)             (88,174)
                                                                               -----------             --------
        NET REALIZED EXCHANGE                                                                            43,601
                                                                                                         ------

        TOTAL NET REALIZED/UNREALIZED EXCHANGE RATE                                                     227,904
                                                                                                        -------


Monetary Assets and Liabilities Denominated in Thai Baht

         As of December 31, 1999, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                               US DOLLARS

Cash and equivalents                                          2,046,904
Trade Accounts Receivable                                     1,101,848
Refundable value-added-tax                                    1,180,436
Related Parties                                               3,791,123
Deferred income tax assets                                    4,354,132
Restricted deposit                                            3,845,629
Other current assets                                          3,668,385
Other non-current assets                                        212,090

         TYPE OF MONETARY LIABILITY

Bank overdraft & loan                                         6,293,968
Current portion of long-term debt                                28,089
Accounts payable                                              7,622,178
Advance from related companies/directors                        940,544
Concession fees                                               8,642,492
Other current liabilities                                     1,759,448
Long-term loan - net                                            254,000











ITEM 8   FINANCIAL STATEMENTS


Consolidated Financial Statements of the Company (Audited)
Independent Auditors Report -  Smith, Jackson, Boyer & Daniell, PLLC
                               (formerly Smith, Jackson, Cooper & Daniell, PLLC)
                                dated March 10, 2000
Independent Auditors Report -  Deloitte Touche Tohmatsu Jaiyos, dated April 1,
                                1999
Independent Auditors Report -  BDO International Limited,  dated February 27,
                                1998

Balance Sheets as of December 31, 1999 and 1998
Statements  of Income  for the Years  ended  December  31,  1999,  1998 and 1997
Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997 Statements of Changes in Shareholder's Equity for the Years ended December 31, 1999, 1998 and 1997 Notes to Financial Statements

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
KING POWER INTERNATIONAL GROUP CO., LTD.

We have audited the consolidated balance sheet of King Power International Group Co., Ltd. as of December 31, 1999, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of King Power International Group Co., Ltd. and subsidiaries as of December 31, 1999, and the results of their operations, cash flows and changes in shareholders' equity for the year then ended, in conformity with generally accepted accounting principles.

                                      /s/  Smith, Jackson, Boyer & Daniell, Pllc
                                           -------------------------------------
                                           SMITH, JACKSON, BOYER & DANIELL, PLLC

March 10, 2000
Dallas, Texas

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO  THE  SHAREHOLDERS  AND  BOARD  OF  DIRECTORS
KING  POWER  INTERNATIONAL  GROUP  CO.,  LTD.  AND  SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of King Power International Group Co., Ltd. and subsidiaries (the "Corporation") as of
December  31,  1998  and the  related  consolidated  statements  of  operations, comprehensive income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statements schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of King Power International Group Co., Ltd. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                        /s/  Deloitte Touche Tohmatsu Jaiyos
                                             -------------------------------
                                             DELOITTE TOUCHE TOHMATSU JAIYOS

April 1, 1999
BANGKOK,  THAILAND

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
---------------------------------------------
King Power International Group Co., Ltd.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flow for the year ended December 31, 1997. We have also audited the financial statements schedules listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statements based on our audit.

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

In our opinion, the consolidated financial referred to above present fairly, in all material respects, the results of operations, and cash flow of King Power International Group Co., Ltd. for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, presents fairly, in all material respects, the information set forth therein.


/s/  BDO International Limited
-------------------------------
     BDO International Limited
     Bangkok, Thailand

February 27, 1998




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,

------------------------------------------------------------------------------------------------

                                                           Note            1999         1998

                                            ASSETS

CURRENT ASSETS

         Cash and cash equivalents                                     $ 2,192,510   $ 1,371,739
         Trade accounts receivable                                         179,485       334,015
         Refundable value added tax                           4          1,180,436     2,238,862
         Loans and advances to and accrued interest
           receivable from affiliates, net                   12          5,214,335    11,911,642
         Merchandise inventories - net                                  16,498,754    14,910,164
         Restricted fixed deposits                            3          3,845,629     5,254,485
         Deferred income tax assets                          11          4,354,132     4,464,606
         Prepaid expenses                                     5          2,607,962       273,163
         Other current assets                                              667,209       612,437
                                                                       -----------   -----------
                      Total current assets                              36,740,452    41,371,113
Property, plant and equipment - net                           6          5,257,949     6,173,610
Investment and other assets                                                214,180       531,406
                                                                       -----------   -----------
         TOTAL ASSETS                                                  $42,212,581   $48,076,129
                                                                       -----------   -----------

















     The accompanying notes are an integral part of the financial statements




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                               AS OF DECEMBER 31,

---------------------------------------------------------------------------------------------

                                                            Note      1999            1998


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft and loans from banks                     7   $ 10,048,791    $ 10,185,747
     Current portion of long - term loans                    9         28,089       1,346,820
     Trade accounts payable                                        10,003,574      11,398,114
     Accrued concession fee                                  8      8,467,028      10,797,835
     Other current liabilities                                      1,967,996       4,849,894
                                                                 ------------    ------------
                    Total current liabilities                      30,515,478      38,578,410
Long - term loans, net                                       9        254,000         402,927
                                                                 ------------    ------------
                    Total liabilities                              30,769,478      38,981,337
                                                                                 ------------
Minority interest                                                     378,457         343,473
Shareholders' equity
     Common stock, $0.001 par value,
          20,250,000 shares issued and outstanding                     20,250          20,250
     Additional paid in capital                                    20,848,145      20,848,145
     Retained (deficit)                                            (9,503,916)    (11,916,895)
     Translation adjustments                                         (299,833)       (200,181)
                                                                 ------------    ------------
                    Total shareholders' equity                     11,064,646       8,751,319
                                                                                 ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 42,212,581    $ 48,076,129
                                                                 ------------    ------------





















     The accompanying notes are an integral part of the financial statements




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

---------------------------------------------------------------------------------------------------

                                                Note        1999            1998           1997


Sales revenue                                          $ 89,482,559    $ 91,125,385    $ 95,996,663

Cost of sales:
     Cost of merchandise sold                            43,280,910      39,104,944      38,504,886
     Concession fees                              8      22,342,213      24,969,793      34,337,536
                                                       ------------    ------------    ------------
               Total cost of sales                       65,623,123      64,074,737      72,842,422
                                                       ------------    ------------    ------------

Gross profit                                             23,859,436      27,050,648      23,154,241

Operating expenses:
     Selling and administrative expenses                 21,836,679      16,184,976      14,621,272
     Provision for doubtful account                      (1,083,190)     15,745,552            --
                                                       ------------    ------------    ------------
               Total operating expenses                  20,753,489      31,930,528      14,621,272
                                                       ------------    ------------    ------------

     Income from operation                                3,105,947      (4,879,880)      8,532,969

Other income (expenses)
     Interest income                                        917,421       1,439,169       1,826,763
     Interest expenses                                   (1,127,426)     (1,364,628)     (1,226,176)
     Gain (Loss) on foreign exchange - net                  227,904          25,909      (2,746,497)
     Unrealized loss on foreign exchange due to -              --              --        (1,625,558)
         Baht devaluation

     Gain (loss) on investment in other companies          (112,608)           --              --
     Management fee income                                     --           254,243       1,647,548
     Other income                                           291,337         186,795         278,285
                                                       ------------    ------------    ------------
               Total other revenues (expenses)              196,628         541,488      (1,845,635)
                                                       ------------    ------------    ------------

Net income before income tax                              3,302,575      (4,338,392)      6,687,334

Income tax benefit (expenses)                     11       (848,249)        113,955       1,219,387
                                                       ------------    ------------    ------------
Net income before minority interest                       2,454,326      (4,224,437)      7,906,721
Minority interest                                           (41,347)        (62,697)         28,115
                                                       ------------    ------------    ------------
Net income attributed to common shares                    2,412,979      (4,287,134)      7,934,836
                                                       ============    ============    ============
Weighted average number of common shares
outstanding                                              20,250,000      20,250,000      19,779,011

Basic earning per share                                $       0.12    $      (0.21)   $       0.40









     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------------------------------------------

                                                                    1999                     1998                     1997


Net income attribute to common shares                       $   2,412,979       $   (4,287,134)       $   7,934,836
Other comprehensive income, before tax:
     Foreign currency translation adjustments                      (99,652)          3,274,159           (3,984,828)

Comprehensive income                                        $   2,313,327       $   (1,012,975)       $   3,950,008
                                                                ---------           -----------           ---------


























     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

-----------------------------------------------------------------------------------------------------------

                                                                   1999             1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $  2,412,979    $ (4,287,134)   $  7,934,836
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
          Depreciation                                            1,452,924         953,908         779,002
          Unrealized loss (gain) on foreign exchange               (184,303)       (517,287)      3,553,568
          Provision for damaged stock                                  --          (617,652)        743,747
          Deferred income tax assets                                110,474      (3,338,336)       (874,465)
          Provision for doubtful accounts                        (1,083,190)     15,745,552            --
          Decrease (increase) in operating assets:
               Loan and receivables to related companies and
               directors                                          7,782,118     (22,131,676)     (2,373,415)
               Trade accounts receivable                            121,626         777,840        (956,125)
                Refundable valued added tax                       1,058,426         997,883         (40,909)
               Inventories                                       (1,588,590)      2,631,652      (5,803,278)
               Prepaid expense and other current assets          (2,389,570)        790,443        (728,699)
               Other long term assets                               200,180         665,430        (677,430)
          Increase (decrease) in operating liabilities:
               Trade accounts payable                            (1,271,552)     (3,078,966)     (3,859,315)
               Accrued concession fees                           (2,330,807)      2,791,828       6,216,070
               Other current liabilities                         (2,881,898)      3,628,816         (69,038)
               Other liabilities                                     37,240         102,218         (29,283)
                                                               ------------    ------------    ------------
                         Net cash provided (used) by
                             Activities                        $  1,446,057    $ (4,885,481)   $  3,815,266
                                                               ------------    ------------    ------------













     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE YEARS ENDED DECEMBER 31,

---------------------------------------------------------------------------------------------------------

                                                                    1999          1998           1997


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                   $  (537,263)   $(2,564,547)   $(2,430,519)
     Decrease in restricted fixed deposit                         1,408,856      3,073,008      3,081,772
                                                                -----------    -----------    -----------
             Net cash provided (used) by investing
             Activities                                             871,593        508,461        651,253
                                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayment) in bank overdrafts                        (32,191)     2,176,618     (1,305,625)
     Proceeds (repayment) from bank loans                           (15,403)     1,578,472     (1,072,033)
     Proceeds (repayment) from installment purchase
          Payable                                                   (30,647)          --          (71,028)
     Proceeds (repayment) from long-term loan                    (1,322,221)          --          208,665
     Net proceeds form Regulation S issuance                           --             --        1,887,000
                                                                -----------    -----------    -----------
            Net cash provided (used) by financing
                  Activities                                     (1,400,462)     3,755,090       (353,021)
                                                                -----------    -----------    -----------
Effect of exchange rate changes on cash and cash
           Equivalents                                              (96,417)       676,789     (3,935,821)
                                                                -----------    -----------    -----------
Net increase in cash and cash equivalents                           820,771         54,859        177,677
Cash and cash equivalents - beginning of period                   1,371,739      1,316,880      1,139,203
                                                                -----------    -----------    -----------
Cash and cash equivalents - end of period                       $ 2,192,510    $ 1,371,739    $ 1,316,880
                                                                ===========    ===========    ===========

Supplement cash flow information Cash paid during the period:

          Interest paid                                           1,188,170      1,469,280        588,403
          Income taxes paid                                       3,213,815          5,466           --
          Common stock                                                 --             --            1,200
          Additional paid in capital                                   --             --           (1,200)












     The accompanying notes are an integral part of the financial statements




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

--------------------------------------------------------------------------------------------------------------------



                                                     Common Stock
                                                   ----------------
                                                 Shares           Amount
                                                                   US$
Balances, January 1, 1997                      18,800,000         18,800
Recapitalization at June 12, 1997               1,200,000          1,200
Regulation S issuance at August 19, 1997          250,000            250
Net Income
Other Comprehensive income, net of tax
   Foreign currency translation adjustment

Comprehensive Income
                                              -----------    -----------
Balances, December 31, 1997                    20,250,000         20,250
                                              ===========    ===========

Balances, January 1, 1998                      20,250,000         20,250
Net Income
Other Comprehensive income, net of tax
   Foreign currency translation adjustment

Comprehensive Income
                                              -----------    -----------
Balances, December 31, 1998                    20,250,000         20,250
                                              ===========    ===========

Balances, January 1, 1999                      20,250,000         20,250
Net Income
Other comprehensive income, net of tax
   Foreign currency translation adjustment

Comprehensive Income

Balances, December 31, 1999                    20,250,000         20,250
                                              ===========    ===========



                                                                                             Accumulated
                                                Additional                                    Other
                                                Paid in       Comprehensive   Retained       Comprehensive
                                                Capital        Income         Earnings         Income       Total
                                                    US$          US$              US$            US$           US$

Balances, January 1, 1997                     18,962,595                   (15,564,597)       510,488      3,927,286
Recapitalization at June 12, 1997                 (1,200)                                                       --
Regulation S issuance at August 19, 1997       1,886,750                                                   1,887,000
Net Income                                                    7,934,836      7,934,836                     7,934,836
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                   (3,984,828)                   (3,984,828)    (3,984,828)
                                                            -----------
Comprehensive Income                                          3,950,008          --             --             --
                                             -----------    ===========    -----------    -----------    -----------
Balances, December 31, 1997                   20,848,145                    (7,629,761)    (3,474,340)     9,764,294
                                             ===========                   ===========    ===========    ===========

Balances, January 1, 1998                     20,848,145                    (7,629,761)    (3,474,340)     9,764,294
Net Income                                                   (4,287,134)    (4,287,134)                   (4,287,134)
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                    3,274,159                     3,274,159      3,274,159
                                                            -----------
Comprehensive Income                                         (1,012,975)          --             --             --
                                             -----------    ===========    -----------    -----------    -----------
Balances, December 31, 1998                   20,848,145                   (11,916,895)      (200,181)     8,751,319
                                             ===========                   ===========    ===========    ===========

Balances, January 1, 1999                     20,848,145                   (11,916,895)      (200,181)     8,751,319
Net Income                                                    2,412,979      2,412,979                     2,412,979
Other comprehensive income, net of tax
   Foreign currency translation adjustment                     (99,652)                       (99,652)       (99,652)
                                                            -----------
Comprehensive Income                                         2,313,327
                                                            ===========
Balances, December 31, 1999                   20,848,145                    (9,503,916)      (299,833)    11,064,646
                                             ===========                   ===========    ===========    ===========









     The accompanying notes are an integral part of the financial statement

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

         This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction was accounted for as a "reverse acquisition" for financial reporting purposes and KPT and KPD were deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilized the capital structure of Immune America, Inc., and the assets and liabilities of KPT and KPD were recorded at historical cost.

         KPT and KPD are the operating entities for financial reporting purposes and the financial statements prior to June 12, 1997, represent KPT and KPD's financial position and results of operations. The assets, liabilities and results of operations of both KPT and KPD are included as of June 12, 1997. Although KPT and KPD are deemed to be the acquiring corporations for financial accounting and reporting purposes, the legal status of the Company as the surviving corporation does not change.

         Concurrent with the reverse acquisition, the Company changed its corporate name from Immune America, Inc. to King Power
International Group Co., Ltd.

         KPD is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in stores located in the international terminals of the various airports located in Thailand. KPD holds from the Airports Authority of Thailand a non-exclusive license to operate duty free stores for all stores of this specific nature. For the duty free store operation, KPD is exempt from input value added tax on purchases of import merchandise and from output value added tax on sales of merchandise.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements, which include the accounts of the Company and its subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies under 20% of interest are accounted for using the cost method. At December 31, 1999, these investments have been written down due to an assumed permanent impairment of their value. The consolidated financial statements are presented in U.S. dollars.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis.

         Provision for Doubtful Accounts - Estimated collection losses of the Company are provided for based on the Company's collection experience together with a review of the financial position of each debtor. Where the Company determines reserves are necessary, it will provide an allowance for the total receivable and accrued interest outstanding.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         Marketable Securities - Securities held for trading are marked to market at year-end with the resulting gain or loss being included in current income.

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

         The  exchange  rates at December  31,1999  and 1998,  are $1= Thai Baht
37.520 and Baht 36.688, respectively. The average exchange rates during 1999, 1998, and 1997 are $1= Thai Baht 37.8226, Baht 40.795 and Baht 33.883,
respectively.

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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

         Concentrations of Credit Risk - The Company's retail businesses are cash flow businesses. Most sales take place with cash receipts or credit card payments. The Company maintains its cash accounts with various financial institutions. In Thailand, such accounts are insured for the full amount of their value by the Thai government. U.S. bank deposits are within Federal insurance limits. See Note 12 with respect to loans and advances to directors and affiliated companies.

         Fair Value of Financial Instruments - The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and accrued payables are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value because the interest rates on these instruments are subject to change with market interest rates.

         Income Taxes - The Company accounts for income taxes using the liability method, which requires an entity to recognize the deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized

         The Company does not provide for United States income taxes on unremitted earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

       Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potentially dilutive securities outstanding.

       Reclassification - Certain 1997 and 1998 amounts has been reclassified to conform to the 1999 presentation.

       New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133 is effective for fiscal years beginning after June 15, 1999. This Statement requires that certain derivative instruments to be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. For the year ended December 31,1999, that adoption does not have a significant impact on financial condition or operating results.

3.       RESTRICTED FIXED DEPOSITS

                                                  1999                1998
                                                  ----                ----
            Restricted fixed deposits          $ 3,845,629         $ 5,254,485
            Interest rates                    3.00% - 5.50%       6.00% - 15.00%

         As of December 31, 1999 and 1998, the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.       PREPAID EXPENSES

     Prepaid expenses consist of the following:

                                               1999          1998
                                               ----          ----
Prepaid management fee                      $3,598,081   $     --
Less Amortization                            1,199,360         --
                                            ----------   ----------
                          Total              2,398,721         --
Prepaid expenses - other                       209,241      273,163
                                            ----------   ----------
                                    Total   $2,607,962   $  273,163
                                            ----------   ----------

         On June 29, 1999, KPT and KPD entered into an agreement to engage Down Town D.F.S. (Thailand) Co., Ltd., a related company, to provide statistical analysis and marketing procedures over a period of 18 months, commencing July 1, 1999. In accordance with the agreement, KPT and KPD agreed to pay in advance for these services, in the amount of $1,799,041 (excluding VAT). Accordingly, the advance payments are treated as prepaid expenses in the accompanying financial statements and amortized on a monthly basis over the term of the agreement.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6.   PROPERTY, PLANT AND EQUIPMENT - NET
     Property, plant and equipment as of December 31, 1999 and 1998, consist of the following:

                                          1999           1998
                                          ----           ----
Land                                  $   700,426    $   716,393
Building                                  137,730        140,870
Leasehold improvements                  4,693,023      4,556,110
Sales office equipment and fixtures     2,317,640      2,160,045
Vehicles                                  720,864        654,010
                                      -----------    -----------
       Total cost                       8,569,683      8,227,428
Less Accumulated depreciation          (3,311,734)    (2,053,818)
                                      -----------    -----------
       Net book value                 $ 5,257,949    $ 6,173,610

                 As of December 31, 1999 and 1998, land and building are pledged as collateral for credit line of trust receipt and long-term loan from a bank. (Note 7 and Note 9)

7.       BANK OVERDRAFT AND LOANS FROM BANKS

                                           1999          1998
                                           ----          ----
                Bank overdraft        $   484,398   $   516,589
                Trust receipts          9,564,393     9,669,158
                                      -----------   -----------
                                      $10,048,791   $10,185,747
                                      ===========   ===========



         As of December 31, 1999 and 1998, the Company has an overdraft facility with a commercial bank in Thailand with a total availability of Baht 30.74 million ($819,296) and Baht 20.74 million ($570,000), respectively, bearing interest at MOR (Minimum Overdraft Rate), plus 1.00% - 1.50% per annum. For the year ended December 31, 1999, the average rate of MOR was 6.50% - 12.75% per annum and for the year ended December 31,1998, the average rate of MOR was 15.00% - 21.75% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)

         As of December 31, 1999 and 1998, trust receipts incurred by KPD bear interest at the rates varying from 6.17%-12.25% and 7.14%-17.50% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD together with a related company. Trust receipts at December 31, 1999, are:


                                                                           Currencies         Amount       Interest rate(%)

Foreign currency borrowing by subsidiaries in Thailand

      -Under forward contract and T/R              BAHT                   217,975,088        $ 5,809,571    6.17-12.25
      -Without forward contract                    USD                      2,892,560          2,907,192    7.50-11.50
                                                   CHF                        290,055            183,289     6.17-7.50
                                                   DEM                         12,542              6,512     7.46-7.56
                                                   AUD                         29,266             19,280       10.50
                                                   FRF                        727,837            112,731       7.50
                                                   HKD                      2,135,117            276,894    10.25-12.25
                                                   ITL                    367,483,750            192,949       7.50
                                                   GBP                          4,903              7,997       9.75
                                                   EUR                         47,260             47,978     7.50-7.56
                                                                                             -----------
                                                                                             $ 9,564,393




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.   CONCESSION FEES
     Accrued concession fees as of December 31,1999 and 1998, consist of the following:

                                                       1999            1998
                                                       ----            ----
      - The Customs Department of Thailand        $   533,049     $ 2,881,077
      - The Airports Authority Of Thailand          7,933,979       7,916,758
                                                    ---------       ---------
                                                    8,467,028      10,797,835
                                                    ---------      ----------

                                         For the year ended December 31,
                                     1999            1998            1997
                                     ----            ----            ----
      Concession fee expense       $22,342,213     $24,969,793      34,337,536
                                   ===========     ===========      ==========

In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, the Company has entered into various agreements with the Airports Authority of Thailand and the Customs Department of Thailand, which including the right to rent office space.

         Both KPD and KPT are required to pay concession fees, rental and service fees, property tax, and other expenses, and to pledge cash or obtain a letter of bank guarantee of a local commercial bank as collateral under the aforementioned agreements with the Airports Authority of Thailand and pay concession fees under the aforementioned agreements with the Customs Department of Thailand.

         A summary of the concession and rental fees payable and value of collateral for the remaining period of the agreement are as amended are as follows:

                            KPT                                                  KPD
--------------------------------------------------------     ---------------------------------------------
             Airport        Rental, Service   Collateral       Airport and   Rental, Service    Collateral
         Concession fee        & other                           Customs         & other
                               expenses                      Concession fee     expenses
----------------------------------------------------------------------------------------------------------
                             ($ in thousands)                                ($ in thousands)

 Year

 1999       $  11,455           $   646       $ 7,037       $  10,580         $      965          $ 4,677
 2000          11,644               626         7,094          11,273                969            4,843
 2001          12,317               621         7,088          11,661                969            5,010
 2002          12,985               618         7,088            -                     -             -
 2003           3,193               151         6,966            -                     -             -



         Effective March 19, 1998, the Customs Department of Thailand agreed to waive the concession fees which KPD is required to pay for the duration of KPD's concession through 2001, thus reducing the total amount required. Amounts expensed by KPD under The Customs Department of Thailand concession were $9,024,251 for 1997 and $1,988,951 from January 1 to March 19, 1998.
Additionally, the Customs Department approved on November 6, 1998, an extension of the payment of accrued concession fee for December, 1997, and January, 1998, amounting to $1,716,107 (Bath 62,953,299) as installment payments, carrying interest rate of 1% per month and due in October, 1999. This amount was fully paid to the Customs Department in October, 1999.

         For the years ended December 31, 1999 and 1998, both KPD and KPT were charged penalty fees amounting to $ 1,292,170 and $ 1,451,418, respectively, relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand. Of these amounts, $ 175,464 and $ 179,307, respectively, were unpaid at December 31,1999 and 1998, and are included in other current liabilities in the accompanying balance sheets.

9.         LONG-TERM LOANS - NET
Long term liabilities as of December 31, 1999 and 1998, consist of the following:

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                             1999           1998
                                             ----           ----
Long-term loans                          $   253,180    $ 1,575,401
Installment purchase payable                  28,909         59,556
                                         -----------    -----------
                                             282,089      1,634,957
Less Current portion of long-term debt       (28,089)    (1,346,820)
                                                        -----------
Other liabilities                            114,790
                                         -----------    -----------
    Total                                $   254,000    $   402,927

As of December 31, 1999 and 1998, long-term loans consist of loans from banks carrying interest rates of 14.75% and 17.25 - 21.50% per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Notes 6)

         Future maturities of long-term loans are as follows:

                                                         1999           1998
                                                         ----           ----
                Installment Purchase Obligation
                        1999                             $    -    $    38,340
                        2000                               16,827        8,859
                        2001                                6,590        6,740
                        2002                                5,492        5,617
                                                           ------      -------
                               Total                       28,909  $    59,556
                                                           ======   ==========
                Long-term Loan Installment Payments
                        1999                                  -    $ 1,346,820
                        2000                               11,262       11,647
                        2001                               13,174       13,485
                        2002                               15,254       15,615
                        2003                               17,663       18,063
                        2004                               20,443       20,907
                        Thereafter                        175,384      148,864
                                                          -------   ----------
                        Total                            $253,180  $ 1,575,401
                                                          =======   ==========


10.  SHAREHOLDERS'EQUITY

(a) Per the reverse acquisition agreement, the two Thailand-based companies together received a total of 18,800,000 shares of common stock of Immune America, Inc. which represented 94% of equity interest as of the date the reverse acquisition agreement was effective. Therefore, the 18,800,000 shares were assumed to be issued and outstanding as of January 1, 1996, for the purpose of presenting comparative financial statements.

(b) Per the reverse acquisition agreement, 752,000 shares out of the total 18,800,000 shares were put in escrow subject to certain requirements including that the Company shall have financial statements prepared in accordance with U.S. GAAP and shall have reached certain criteria of financial performance as of December 31, 1997. If, as of December 31, 1997, the Company failed to satisfy any of these conditions, the 752,000 shares were to be released to a financial consultant who was also a party to the reverse requisition agreement. During the first quarter of 1998, these shares were released from escrow and issued to the financial consultant.

(c) Per the reverse acquisition agreement, 1,200,000 shares of common stock as of June 12, 1997, when the reverse acquisition was effective, represented the other 4% of equity interests. These 1,200,000 shares of common stock were represented by the following components.


                                     Common Stock       Additional
                                     ------------       paid-in     Retained    Treasury
                                 Shares     Amount      capital     earnings    stock         Total
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
                               =========   =========   =========   =========    =========    =========

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINACIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(d) On August 18,1997, the Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of $8.00 per shares with net of proceeds of $1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. One half of these shares 125,000 were placed in escrow until May 1, 1998, subject to an additional payment by the purchaser of $4.00 per share on all 250,000 shares issued or ($1,000,000) in the event that the earnings per share for the Company for the calendar year ended December 31, 1997, exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without further consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United State Securities Act of 1933, as amended.

11.  INCOME TAX
        The provision for income taxes consist of the following:

                                          1999         1998          1997
                                          ----         ----          ----
                                      $            $            $
Current income tax
benefit(expense)
          United States                      --            --            --
           Foreign                       (737,775)   (3,476,186)         --
                                       ----------    ----------    ----------
                                         (737,775)   (3,476,186)         --
                                       ----------    ----------    ----------
Deferred income tax benefit(expense)
          United States                      --            --            --
           Foreign                       (110,474)    3,590,141     1,219,387
                                       ----------    ----------    ----------
                                         (110,474)    3,590,141     1,219,387
                                       ----------    ----------    ----------
Net income tax benefit (expense)      $  (848,249) $    113,955 $   1,219,387
                                       ----------    ----------    ----------


         Pre-tax income for foreign companies for the year ended December 31, 1999, was $ 2,256,103. Current taxes payable are included in other current liabilities.

         The components of deferred income tax assets and liabilities were:


                                                       1999         1998          1997
                                                       ----         ----          ----

Reserves for bad debts and inventory obsolescence $  4,423,804    $4,945,942    $     --
Temporary difference                                      --            --         264,166
Net operating loss carried forward                     369,019       333,572       955,221
                                                    ----------    ----------    ----------
                                                     4,792,823     5,279,514     1,219,387
Translation adjustment                                    --            --        (344,922)
Less Valuation allowance                              (438,691)     (814,908)         --
Deferred income tax assets                        $  4,354,132     4,464,606    $  874,465
                                                    ----------    ----------    ----------



         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.



                                                            For the year ended December 31,
                                                            1999         1998          1997
                                                            ----         ----          ----
       Standard income tax rate                              35%         (35%)          35%
       Foreign tax rate difference                          (4%)          2%           (5%)
       Use of net operating loss carry-forward                -          (1%)          (30%)
       Usage of temporary difference                          -            -           (4%)
       Recognition of net operating loss carried-forward      -            -           (14%)
       Valuation allowance recorded                           -           19%
       Less:  Valuation allowance                           (11%)          -             -
       Non deductible expenses                               6%           3%             -
       Other miscellaneous (including translation)            -           9%             -
                                                            ----        ----          -----
       Effective income tax rate                             26%         (3%)          (18%)
                                                            ====        ====          =====




         As of December 31, 1999, 1998 and 1997, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $369,019, $333,572 and $955,221,respectively, that expire in years 1999 to 2004. (A valuation allowance on the United States loss carryforward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.)




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

12.  RELATED PARTIES AND DIRECTORS TRANSATIONS
The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at December 31,1999 and 1998, with related companies and directors are as follows ($ in thousands)

                                                                             As of December 31, 1999
                                                       Loans and receivables to related companies
                                                 Account                              Management             Accounts   Other
                                                 Receivable        and Directors      fee receivables         payable   payable
                                                 -------------------------------------------------------------------------------
                                                                  Loans    Interest
                                                                              and                 Total
                                                                             other
1999                                                                       receivables


King Power International Co., Ltd.                   2,613       3,340        207        -        6,160        222           -
Forty Seven Co., Ltd.                                  -         2,777        541        -        3,318         -            -
Downtown D.F.S. (Thailand) Co., Ltd.                  451        2,596        226      2,459      5,732         1            -
King Power Duty Free (CBO) Ltd.                        -         1,079        36         -        1,115         -            -
Top China Group Co., Ltd.                              -          267          -         -         267          -            -
Lengle (Thailand) Co., Ltd.                            -          960         49         -        1,009         -            -
Lengle TAT Phnom Penh Duty Free                       44           -           -         -          44          -            -
Grand Enterprise and Trading Partnership               -          270         10         -         280          -            -
King Power On Board Sales and Services Co., Ltd.      11         1,628         1         -        1,640         11           -
Thai Nishigawa International Co., Ltd.                 -           -           -         -          -           45           -
Niji (Thailand) Co., Ltd.                              9           -           -         -          9           27           -
                                                 -------------------------------------------------------------------------------
                                                     3,128      12,917       1,070     2,459      19,574       306           -
Directors - to/(from)                                  -           -           -         -          -           -            -
                                                 -------------------------------------------------------------------------------
                                                     3,128      12,917       1,070     2,459      19,574       306           -
Less Allowance for doubtful accounts:                  -           -           -         -          -           -            -
----
         Related companies                          (1,240)    (10,066)      (595)    (2,459)    (14,360)       -            -
         Directors                                     -           -           -         -          -           -            -
                                                 -------------------------------------------------------------------------------
                                                    (1,240)    (10,066)      (595)    (2,459)    (14,360)       -            -
                                                 -------------------------------------------------------------------------------
Total                                                1,888       2,851        475        -        5,214        306           -
                                                 ===============================================================================





            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                   As of December 31, 1999
                                                                    Loans and receivables to related companies
                                                        Account                            Management              Accounts  Other
                                                         Receivable       and Directors   fee receivables          payable   payable
                                                       -----------------------------------------------------------------------------
                                                                       Loans     Interest and             Total
1998                                                                                 other
                                                                                  receivables

King Power International Co., Ltd.                          1,690      1,052        156         199       3,097       -          -
Forty Seven Co., Ltd.                                         -        6,022        354         -         6,376       -          -
Downtown D.F.S. (Thailand) Co., Ltd.                          184      2,070        377       2,515       5,146       -          -
King Power Duty Free (CBO) Ltd.                               -        1,429        128         -         1,557       88        50
Top China Group Co., Ltd.:                                    -        1,302         70         -         1,372       -          -
Lengle (Thailand) Co., Ltd.                                   -          299         18         -           317       -          -
Grand Enterprise and Trading Partnership                      -        1,177         47         -         1,224       -          -
King Power on Board Sales and Services Co., Ltd.              -          372         25         -           397       98         -
Infotel Communication (Thailand) Co., Ltd.                    -          553         44         -           597       -          -
King Power Development Co., Ltd.                              -          121          3         -           124       -          -
King Power Alpha on Board and Sale Service Co., Ltd.          -            2         -          -             2       -          -
Thai Nishigawa International, Ltd.                            -          -           -          -          -          55         -
Niji (Thailand.) Co., Ltd.                                    -          -           -          -          -          66         -
                                                        ---------------------------------------------------------------------------
                                                            1,874     14,399       1,222      2,714      20,209      307        50
Directors                                                     -        7,228         220        -         7,448       -          -
                                                        ---------------------------------------------------------------------------
                                                            1,874     21,627       1,442      2,714      27,657      307        50
Less Allowance for doubtful accounts                          -          -           -          -          -          -          -
----
         Related companies                                 (1,874)    (8,110)       (913)    (2,714)    (13,611)      -          -
         Directors                                            -       (2,134)        -          -        (2,134)      -          -
                                                       ----------------------------------------------------------------------------
                   Sub total                               (1,874)   (10,244)      (913)     (2,714)   (15,745)       -          -

Total                                                         -       11,383        529         -        11,912      307        50
                                                       ============================================================================



         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As at December 31, 1999 and 1998, there are accrued concession fees amounting to $7,933,979 and $7,916,758, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

As at December 31,1998, the Company charged interest for loans to/from related companies at 10.00 % per annum and to/from directors at 6.50 -10.00 % per annum. On March 24, 1999, the board of directors of the company approved a resolution reducing the interest on loans to/from related companies and directors to be 4.00% and 3.00% per annum, respectively, due to the dramatic decline of market interest rate in Thailand and in order to maintain liquidity within the group of companies. Effective April 1, 1999, promissory notes with maturity less than 6 months bear no interest. Such loans have no formal contracts or collateral and are due on demand.

         The Company had operating transactions with related parties and directors as follows ($ in thousands):

Related Companies

                                      For the year ended December 31,
                                          1999     1998       1997
                                          ----     ----       ----
                Sales                   $ 3,219   $   805   $ 1,253
                Interest income             602       843       142
                Management fee income      --         254     1,648
                Purchase                  2,658       945     9,127
                Commission                 --         369      --
                Concession fee           22,414    11,092    34,338


                                      For the year ended December 31,
                                         1999       1998      1997
                                         ----       ----      ----
                Interest income        $     16   $   198   $   380

13.  COMMITMENTS AND CONTINGENT LIABILITIES
        Lease commitments

         As of December 31, 1998, KPG Thai had a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transfered the rights of the following lease agreements to KPT, KPD and KING POWER INTERNATIONAL CO., LTD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:

         -KPT has a lease agreement with SIAM TOWER to lease 26th floor starting from January 1, 1999, to October 31, 2000. -KPD has a lease agreement with SIAM TOWER to lease 27th floor starting from January 1,1999, to October 31, 2000. KPT and KPD have a lease agreement with the third party starting from April 1, 1998, to December 31, 2001. Lease and service charge committments are due as follows:

                                                      KPT                 KPD
                                                      ---                 ---
                            2000                 $  155,586          $  232,494
                            2001                 $    7,996          $  108,890

         Letter of guarantees

         As of December 31, 1999 and 1998, KPT and KPD were contingently liable for bank guarantees totaling $12.68 million and $13.46 million, respectively, issued in favor of the Excise Department and the Airport Authority of Thailand as a performance bond.

         Unused letters of credit

         As of December 31, 1999 and 1998, KPD have the unused letters of credit amounting to $3.19 million and $6.46 million, respectively.




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Pledge of subsidiary stock

         Subsequent  to year end, the Company  applied for a new line of credit.
As a part of this  application,  the Company  agreed to pledge its stock in both
KPT and KPD as collateral. The line of credit application is under negotiation.

14.   SEGMENT FINANCIAL INFORMATION
         The following segment information of the Company for December 31, 1999, 1998 and 1997, are disclosed in accordance with Statement of Financial
Accounting Standard No.131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management ($ in thousands).

                                                                     For the year ended December 31, 1999

                                                  Duty Free              Tax             All Other           Consolidated
                                                    Retail               Free
                                                                        Retail
                                               -----------------    ---------------    ---------------    --------------------

Segment Information                                  US $                US $               US $                 US $
-------------------
Revenue from external customers                     63,283              26,199               -                  89,482
- Inter segment revenue                               -                   -                  -                     -
- Cost of merchandise sold                          31,870              11,411               -                  43,281
- Concession fees                                   10,979              11,363               -                  22,342
- Gross profit                                      20,434               3,426               -                  23,860
- Interest Income                                      725                 110               82                    917
- Interest expense                                   1,111                  16                1                  1,128
- Segment net income (loss)                            842                 388            1,224                  2,454
- Segment total assets                              30,007              11,975              231                 42,213
- Expenditures for segment assets                      361                 313                5                    679
- Depreciation                                       1,067                 340               46                  1,453
- Unrealized gain (loss) on exchange                   201                 (18)               2                    185
- Allowance for doubtful account                       985                (561)          (1,507)                (1,083)
- Deferred income tax assets                         2,788               1,542               24                  4,354

                                                                                          Revenue              Long-lived
                                                                                                                Assets
                                                                                       ---------------    --------------------
   Geographical Information                                                                 US$                  US $
   ------------------------
   Bangkok                                                                                 86,304                5,344
   Northern Thailand region                                                                   493                   58
   Southern Thailand region                                                                 2,685                   70
                                                                                       ---------------    --------------------
       Total                                                                               89,482                5,472
                                                                                       ===============    ====================




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   For the year ended December 31, 1998

                                                Duty Free         Tax Free        All Other       Consolidated
                                                 Retail            Retail
                                               ------------    ---------------    -----------     ----------------

Segment Information                               US $              US $             US $              US $
-------------------
- Revenue from external customers                57,461            33,664             -               91,125
- Inter segment revenue                                                               -                  -
- Cost of merchandise sold                       25,537            13,568             -               39,105
- Concession fees                                11,198            13,771             -               24,969
- Gross profit                                   20,726             6,325             -               27,051
- Interest Income                                  1,049              264              126              1,439
- Interest expense                                 1,048              313                4              1,365
- Segment net income (loss)                        2,251           (2,781)          (3,757)            (4,287)
- Segment total assets                           35,164            11,678            1,234             48,076
- Expenditures for segment assets                 2,532               580              710              3,822
- Depreciation                                      539               311              104                954
- Unrealized gain (loss) on exchange               (491)              539              (74)               (26)
- Provision for damage stock (reversal)            (618)              -               -                  (618)
- Allowance for doubtful accounts                 8,468             4,977            2,301             15,746
- Deferred tax                                    1,865             2,540               60              4,465

                                                                                   Revenue          Long-lived
                                                                                                      Assets
                                                                                  ----------      ----------------
Geographical Information                                                             US$                US$
------------------------
Bangkok                                                                             88,040              6,608
Northern Thailand region                                                               619                 62
Southern Thailand region                                                             2,466                 35
                                                                                  -----------     ----------------
     Total                                                                          91,125              6,705
                                                                                  ===========     ================









            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              For the year ended December 31, 1997

                                                Duty Free        Tax Free        All Other        Consolidated
                                                 Retail           Retail
                                               ------------    -------------    -------------     ----------------

Segment Information                               US $             US $             US $               US $
-------------------
- Revenue from external customers                59,629           36,367             -                95,996
- Inter segment revenue                             -               -                -                   -
- Cost of merchandise sold                       25,583           12,922             -                38,505
- Concession fees                                17,790           16,547             -                34,337
- Gross profit                                   16,256            6,898             -                23,154
- Management fee income                             -              1,648             -                 1,648
- Interest Income                                   975              852             -                 1,827
- Interest expense                                  643              583             -                 1,226
- Segment net income (loss)                       1,700            6,993            (787)              7,906
- Segment total assets                           20,171           12,512           2,396              35,079
- Expenditures for segment assets                 1,405              296             317               2,018
- Depreciation                                      595              184             -                   779
- Gain (loss) on exchange                        (6,887)           2,515             -                (4,372)
- Provision for damage stock                        533             -                -                   533
- Deferred tax                                      391              483             -                   874

                                                                                  Revenue           Long-lived
                                                                                                      Assets
                                                                                -------------     ----------------


Geographical Information                                                            US$                 US$
------------------------
Bangkok                                                                            93,606              4,130
Northern Thailand region                                                              457                 34
Southern Thailand region                                                            1,934                 24
                                                                                -------------     ----------------

     Total                                                                         95,997              4,188
                                                                                =============     ================

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


The accounting firm of Deloitte Touche Tohmatsu Jaiyos, the independent accountants for the Company that was hired on November 15, 1998, was dismissed as of August 1, 1999, as directed by the Board of Directors.

During the fiscal year ended December 31, 1998, and the subsequent interim period through August 1, 1999, there have been no disagreements with Deloitte Touche Tohmatsu Jaiyos on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

Deloitte Touche Tohmatsu Jaiyos's report on the Company's financial statements for the fiscal year ended December 31, 1998, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Deloitte Touche Tohmatsu Jaiyos has furnished a letter, dated August 3, 1999, addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

Because of the dismissal of the accounting firm of Deloitte Touche Tohmatsu Jaiyos on August 1, 1999, the Company engaged the accounting firm of Smith, Jackson, Boyer & Daniell, PLLC (formerly Smith, Jackson, Cooper & Daniell,
PLLC), Dallas, Texas as independent accountants for the Company, effective as of August 1, 1999.

During the fiscal years ended December 31, 1997 and 1998, and the subsequent interim period through August 1, 1998, there have been no consultations with Smith, Jackson, Boyer & Daniell, PLLC (formerly Smith, Jackson, Cooper &
Daniell, PLLC), on any matters of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                              Age         Position

Vichai Raksriaksorn               42          Group Chairman, Chief Executive
                                              Officer and Director

Viratana Suntaranond              58          Group Chief Financial Officer,
                                              Secretary, Treasurer and Director

Aimon Raksriaksorn                42          Group Deputy Managing Director
                                              and Director

Antares Cheng                     43          Director

Dharmnoon Prachuabmoh             66          Director

Suwan Panyapas                    55          Director

* Dr. Panya Tantiyavarong         59          Director

* Resigned effective February 1st, 2000 due to his government appointment as National General Auditor which requires the nominated person to be free from all employment of both the public and private sectors.

Each of these persons is also a director of King Power Duty Free Company Limited and King Power Tax Free Company Limited.

Set forth below is a description of the backgrounds of the executive officers and directors of the Company and a listing of their principal occupations for the past five years.



Vichai Raksriaksorn

1999-Present      Acting Group Managing Director of King Power International Group Co., Ltd.
1997-Present      Group Chairman, Chief Executive Officer and Director of King Power International Group Co., Ltd.
                  Managing Director of King Power Duty Free Co., Ltd.
                  Chairman of King Power On Board Sale & Services Co., Ltd.
1994-Present      Chairman of King Power International Co., Ltd.
                  Chairman of V&A Holdings Co., Ltd.
1993-Present      Chairman of King Power Tax Free Co., Ltd.
                  Chairman of Capitalux Co., Ltd.
1991-Present      Chairman of TAT (Phnompenh) Duty Free Co., Ltd.
1989-1999         Managing Director of Downtown D.F.S. (Thailand) Co., Ltd.

Viratana Suntaranond

1997-Present      Group Chief Financial Officer, Secretary and Director of King Power International Group Co., Ltd.
                  Executive Director and Managing Director of King Power Duty Free Co., Ltd.
1994-1997         Director of Big Hand Co., Ltd.
1993-Present      Managing Director of King Power Tax Free Co., Ltd.
1992-Present      President of U.M.P. Commercial Co., Ltd.
1985-Present       President of Niji (Thailand) Co., Ltd.
1984-Present       Managing Director of Thai-Tai International Trading Co., Ltd.

Aimon Raksriaksorn

1997-Present      Group Deputy Managing Director and Director of King Power International Group Co., Ltd.
                  Executive Director of King Power On Board Sale & services Co., Ltd.
1996-Present      Executive Director of King Power Duty Free Co., Ltd.
1994-Present      Executive Director of King Power International Co., Ltd.
                  Executive Director of TOP Tourist Service Co., Ltd.
1993-Present      Executive Director of King Power Tax Free Co., Ltd.
                  Executive Director of TAT Phnom Penh Co., Ltd.
1989-Present      Managing Director of Thai Nishikawa International Co., Ltd.

Antares Cheng

1997-Present      Director of King Power International Group Co., Ltd.
1997-1999         Group Managing Director of King Power International Group Co., Ltd.
1995-Present      Managing Director of Hong Kong Kai Tak International Airport Duty Free Shop Co., Ltd.
                  General Manager of King Power Duty Free (Macau) Co., Ltd.
1994-Present      Director of China Ferry Terminal GM Shop
1992-Present      Managing Director of King Power Group
1989-Present      Managing Director of Railway Duty Free, Hong Kong

Suwan Panyapas    (Age 55 years: as of year ended 1999 )
1997-Present      Director and Group Senior Advisor of King Power International Group Co., Ltd.
1996-Present      Senator of Thai National Assembly
1991-Present      Advisor to TAT Duty Free Co., Ltd.
1989-Present      Advisor & Shareholder of Downtown DFS (Thailand) Co., Ltd.
1989-1991         Managing Director of TAT Duty Free Co., Ltd.





Some Special Positions Held:

o        Member  of  Committee  Training  Successful   Candidates  appointed  to
         Juvenile Court.

o        Member of  Sub-Committee on the Development of Judicial and Ministerial
         System.

o        Member of Committee/Secretary on Selection Test for Judicial Officer

o        Senior Judge of Thonburi Court

o        Chief Judge of Udon Thanee District Court

o        Chief Judge attached to the Ministry of Justice

Dharmnoon Prachuabmoh

1997-             Present Director of King Power  International  Group Co., Ltd. Life Member,
                  Pacific Asia Travel Association (PATA)
1995-1996         Member of the Thai Parliament, House of Representatives
                  Advisor to Deputy Minister, Ministry of Communications and Transport
                  Vice Chairman, Tourism Committee (House of Representatives)
1988-1995         President of Thailand Incentive and Convention Association (TICA)
1988-1989         President of Pacific Asia Travel Association
1986-1994         Governor of Tourism Authority of Thailand (TAT)

Dr. Panya Tantiyavarong
Currently         Retired

Currently         Chairman of the Board of Director of Dynasty Ceramic Public Co., Ltd.
Currently         Director of Petroleum Authority of Thailand
1998              Director and Advisor to the Executive Director Board of
                  Bangkok Metropolitan Bank Ltd.
1997-1998         Director and Executive Director of Metropolitan Lift Assurance Co., Ltd.
                  Director of National Housing Authority
1995-1998         Chairman of State Railway of Thailand
1992-1997         Managing Director of Bangkok Metropolitan Bank Ltd.
1989-1992         Senior Executive Vice President of Krung Thai Bank Ltd.



Directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Vichai Raksriaksorn and Aimon Raksriaksorn are husband and wife. None of the other directors or executive officers are related. Executive officers are elected by the Company's Board of Directors to hold office until their respective successors are elected and qualified.

The Company's bylaws provide that directors may be paid their expenses, if any. Directors were not paid an annual retainer but they were each paid approximately $2,000 - $5,000 per annum to attend meetings of the Board of Directors, Board of Executive Officers, or of its committees held in 1999. All directors attended 100% of the Board Meetings held in 1999.



Committees of the Board of Directors

The Board of Directors has two committees:  the Audit Committee and Compensation
Committee.  The  Audit  Committee  is  composed  of Vichai  Raksriaksorn,  Suwan
Panyapas,  and Dharmnoon  Prachuabmoh with Mr.  Raksriaksorn being the Chairman.
The Audit Committee is responsible for  recommending  the annual  appointment of the Company's  auditors,  with whom the Audit Committee will review the scope of audit and non-audit  assignments and related fees, accounting principles used by the  Company  in  financial  reporting,  internal  auditing  procedures  and the
adequacy  of  the  Company's  internal  control  procedures.   The  Compensation
Committee is composed of Vichai  Raksriaksorn,  Suwan  Panyapas,  and  Dharmnoon
Prachuabmoh with Mr. Raksriaksorn being the Chairman. The Compensation Committee is  responsible  for  reviewing  and  making  recommendations  to the  Board  of
Directors  concerning all forms of compensation paid to the Company's  executive officers.

Compliance with Section 16(a) of the securities Exchange Act of 1934

Based solely on the review of Forms 3,4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), no individuals have failed to file on a timely basis the reports required to be filed under that rule or as required by
Section 16(a) of the 1934 Act during the 1999 fiscal year.

ITEM 11  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation paid by the Company to its Executive
Officers for the fiscal year ended December 31, 1996, 1997, 1998 and 1999. None of the Company's executive officers or directors received cash and/or non-cash compensation in excess of $100,000 for any of those fiscal years.

Summary Compensation Table

----------------- --------------------------------------------- ------------------------------- -------------
      (a)                     Annual Compensation                  Long Term
    Name and                                                       Compensation
   Principal                                                    Awards               Payouts        (i)
    Position
----------------- -------- --------- --------- ---------------- ------------- ------- --------- -------------
                    (b)      (c)       (d)           (e)            (f)        (g)      (h)
----------------- -------- --------- --------- ---------------- ------------- ------- --------- -------------
                   Year     Salary    Bonus     Other Annual     Restricted   Option/ LTIP       All Other
----------------- -------- --------- --------- ---------------- ------------- ------- --------- -------------
Vichai             1999     79,317      -          5,000*            -          -        -           -
Raksriaksorn       1998       -         -           5,000            -          -        -           -
Group Chairman     1997       -         -           6,800            -          -        -           -
& CEO              1996       -         -             -              -          -        -           -

----------------- -------- --------- --------- ---------------- ------------- ------- --------- -------------
Viratana           1999     63,454      -          5,000*            -          -        -           -
----------------- -------- --------- --------- ---------------- ------------- ------- --------- -------------
Antares Cheng      1999       -         -          2,000**           -          -        -           -
Group Managing     1998       -         -           2,000            -          -        -           -
Director           1997       -         -           6,800            -          -        -           -
                   1996       -         -             -              -          -        -           -
----------------- -------- --------- --------- ---------------- ------------- ------- --------- -------------
Aimon              1999     63,454      -          2,000**           -          -        -           -
Raksriaksorn       1998     53,000      -           2,000            -          -        -           -
Group              1997       -         -           6,800            -          -        -           -
Deputy             1996       -         -             -              -          -        -           -
Managing
Director
----------------- -------- --------- --------- ---------------- ------------- ------- --------- -------------


* Both Vichai Raksriaksorn and Viratana Suntaranond received meeting compensation from the Board of Directors's Meeting and the Board of Executive Officers' s Meeting.

** Both Antares Cheng and Aimon Raksriaksorn received meeting compensation from the Board of Directors's Meeting.

The Company has no employment agreements with any of its executive officers or directors.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 29, 2000, with regard to the beneficial ownership of the Common Stock (i) each person known to the Company to be beneficial owner of 5% or more of its outstanding Common
Stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and director as a group.

      (1)                                (2)                            (3)
Name and Address           Number of Shares Beneficially Owned         Percent

Vichai Raksriaksorn (1)             5,748,000 (1)                      28.38%
Viratana Suntaranond (2)            3,000,000 (2)                      14.81%
Aimon Boonkhundha (3)               3,000,000 (3)                      14.81%
Antares Cheng                         100,000                            *
Dr. Panya Tantiyavarong                 -0-                              *
Suwan Panyapas                          -0-                              *
Dharmnoon Prachuabmoh                   -0-                              *
Niphon Raksriaksorn (4)             1,037,883 (4)                       5.12%

         TOTAL 8 persons           12,885,883 (1)(2)(3)(4)             63.36%

* less than 1 %

(1) This excludes 3,000,000 shares owned by his wife, Aimon Raksriaksorn, as her separate property, as well as 446,000 shares owned by his daughter, Voramas Raksriaksorn. Mr. Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares.

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

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The following companies, which are owned or controlled by one or more of the directors of the Company, had transactions with the Company during the 1999 fiscal year and are likely to have similar transactions with the Company in the future. The related amounts are disclosed in Note 12 "Related Parties Transactions" in Notes To Consolidated Financial Statements. All transactions were on terms and conditions and at prices substantially similar to those that these companies would have negotiated with unrelated third parties for the same goods and services.

Thai Nishikawa International Co., Ltd.

Ms. Aimon Raksriaksorn is a Director and Managing Director of this company, whose main business is a manufacturer of costume jewelry for exporting.


Lengle (Thailand) Co., Ltd.

Mr. Vichai Raksriaksorn is the Chairman and Mr. Suwan Panyapas is a Director of this company. Along with Mr. Viratana Suntaranond, and Ms. Aimon Raksriaksorn, they are stockholders of this company, whose main business was the Central Buying Office for local merchandise sold to KPT. Other than the existing loan outstanding owed to KPG's subsidiary, the Company currently has no business activities.

Thai Sky Travel & Intertrade Co., Ltd.

Messrs. Vichai Raksriaksorn, Viratana Suntaranond, and Dharmnoon Prachuabmoh are the directors and owners of this company, whose main business is a travel agency providing traveling arrangement for clients. There have been and continue to be minimum business activities with this company but principally the Company and its subsidiaries benefit from the lower prices offered by this company for its services.

King Power Duty Free (C.B.O.) Limited, Hong Kong

Mr. Antares Cheng is the Managing Director of this company, whose main business was the Central Buying Office for imported merchandise sold to KPD. Other than the existing loan owed to KPG's subsidiary, the Company currently has no business activities.

Niji (Thailand) Co., Ltd.

Mr. Viratana Suntaranond is the President and owner of this company, whose main business is the manufacture of ballpoint and plastic-tip pens under the brand name "Niji". Since 1998, when other suppliers raised the cost of shopping bags to an unacceptable level, KPG's subsidiaries purchased shopping bags from Niji at a much lower price than offered generally in the market.

Forty Seven Co., Ltd.

Messrs. Viratana Suntaranond, and Dharmnoon Prachuabmoh, Mr. Vichai Raksriaksorn are shareholders of this company, whose main business is to act as the holding company for a duty-free operation in Hong Kong. This company's operations are currently being liquidated and it is in the process of recovering the owners' investment in this business.


Top China Group Co., Ltd.

Messrs. Viratana Suntaranond, Dharmnoon Prachuabmoh, and Vichai Raksriaksorn are shareholders of this company, whose main business is acting as the holding company for a duty-free operation in Mainland China at the Great Wall. This company operates, as a joint venture with the Forestry Ministry of the Republic of China, a duty-free business at the Great Wall area under the 50-year license.

King Power International Co., Ltd.

Mr. Vichai Raksriaksorn, Mr. Viratana Suntaranond, and Ms. Aimon Raksriaksorn are Directors of this Company, with Mr. Raksriaksorn being its Chairman. They are all are shareholders of this Company, whose main business is the operation of a duty-free store in downtown Bangkok where merchandise is sold to international travelers.


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


King Power on Board and Sale Service Co., Ltd.

Mr. Vichai Raksriaksorn and Ms. Aimon Raksriaksorn are the Directors, together with Mr. Viratana Suntaranond are the shareholders of this company. The main business of this company is intended in the future to be the operation of duty-free sales on board the airplanes owned and operated by Thai Airways International Public Co., Ltd.


Infotel Communication (Thailand)  Co., Ltd.

Dr. Panya Tantiyavarong is the shareholders of this company. The main business of this company, which holds the appropriate license from the Telecommunications Authorities in Thailand, is to operate an information providing service to the public.

King Power Development Co., Ltd.

Messrs. Vichai Raksriaksorn and Viratana Suntaranond and Ms. Aimon Raksriaksorn are the shareholders of this Company, and together with Messrs. Suwan Panyapas, Dharmnoon Prachuabmoh and Dr. Panya Tantiyavarong* are Directors of this company. The main business of this company, under an appropriate license, is to operate souvenir shops, food courts, and recreational facilities at the Bangkok Zoo.

 * Dr. Tantiyavarong resigned on February 10, 2000.

PART IV

ITEM 14           EXHIBITS AND REPORTS ON FORM 8-K

There follows a list of all exhibits filed with this Form 10-K (1998), including those incorporated by reference. .

------------------- ------------------------------------------------------------
Exhibit No.                                      Name or Description
------------------- ------------------------------------------------------------

3.1*      Articles of Incorporation of King Power International Group Co., Ltd.
3.2*      By-Laws of King Power International Group Co., Ltd.
3.3*      Certification Document of King Power Duty Free Co., Ltd.
3.4*      Certification Document of King Power Tax Free Co., Ltd.
3.5*      Memorandum of Association of King Power International Group Co., Ltd.
10.1*     Siam Tower Lease dated 10/17/97
10.2*     Contract with Airports Authority of Thailand (AAT) dated 03/06/96
10.3*     Contract of Lease - Warehouse with AAT dated 12/13/96
10.4*     Contract of Lease - Hatyai Airport with AAT dated 03/03/97
10.5*     Office Lease at Chaingmai Airport with AAT dated 07/17/97 (was 10.7)
10.6*     Contract of Lease with AAT re: Domestic Terminal of Bangkok Airport
10.7*     Contract for Phuket Airport AAT dated 02/10/97 (was 10.17)
10.8*     Contract of Lease - Chiangmai Airport AAT dated 07/09/97 (was 10.18)
10.9*     Contract of Lease - Bangkok Airport AAT dated 10/02/97 (was 10.19)
10.10*    Letter of Guarantee dated 05/08/96 (was 10.25)
10.11*    Letter of Guarantee dated 10/18/96 (was 10.26)
10.12*    Letter of Guarantee dated 01/24/97 (was 10.27)
10.13*    Letter of Guarantee dated 01/24/97 (was 10.28)
10.14*    Letter of Guarantee dated 06/13/97 (was 10.29)
10.15*    Letter of Guarantee dated 06/13/97 (was 10.30)
10.16*    Agreement for Pledge dated 03/04/97 (was 10.35)
10.17*    Fee Letter dated 05/07/97 (was 10.44)
10.18**   Contract-Permission to Sell- Phuket Airport with AAT dated 02/10/97
10.19**   Contract-Permission to Sell- Chaingmai Airport with AAT dated 07/09/97
10.20**   Lease of  Office  -  Bangkok  International  Airport  with  AAT  dated
          01/15/97
10.21**   Contract- Permission to Sell- Bangkok Airport with AAT dated 10/02/97
10.22**   Letter from AAT dated 04/20/98 commence operations & rent payments
10.23**   Letter from AAT dated 05/27/98 commence operations & rent payments
10.24**   Letter   from  AAT  dated   06/04/98   commence   operations   &  rent
          payments-Harrod
10.25**   Letter from AAT dated 06/16/98 - display tables
10.26**   Letter from AAT dated 08/17/98 - bear symbol-Harrods
10.27**   Hiring  Contract   between  Downtown  DFS  (Thailand)  Co.,  Ltd.,  as
          employer, and King Power Duty Free Co.,
10.28**   Computer  Terminals  Agreement  with  Logic  Company  Limited,   dated
          09/09/98 for King Power Tax Free
10.29** Maintenance & Repairs Agreement with Logic Company Limited, dated 09/01/98 for King Power Tax Free Co., Ltd.
10.30**   Computer  Terminals  Agreement  with  Logic  Company  Limited,   dated
          09/16/98 for King Power Duty Free Co., Ltd.
10.31** Maintenance & Repairs Agreement with Logic Company Limited, dated 09/01/98 for King Power Duty Free
10.32**   Software  End-User  License  Agreement  with SAP Thailand  Ltd.  dated
          09/16/98
10.33**   Memorandum with Thai Military Bank dated 08/21/98
10.34**   Guarantee for Thai Military Bank dated 08/21/98
10.35     ** Guarantee for Thai Military Bank dated 08/21/98
10.36**   Guarantee for Thai Military Bank dated 08/21/98
10.37**   Memorandum with Thai Military Bank dated 11/19/98
10.38**   Memorandum with Thai Military Bank dated 11/19/98
10.39**   Guarantee for Thai Military Bank dated 11/19//98
10.40**   Guarantee for Thai Military Bank dated 11/19//98
10.41**   Guarantee for Thai Military Bank dated 11/19//98
10.42**   Guarantee for Thai Military Bank dated 11/19//98
10.43**   Notice for Deduction with Thai Military Bank dated 11/25/98
10.44**   Pledge for Thai Military Bank dated 12/03/98
10.45**   Letter of Consent with Thai Military Bank dated 12/03/98
10.46**   Letter of Consent with Thai Military Bank dated 12/03/98
10.47**   Loan Agreement with Siam City Bank dated 06/23/98
10.48**   First Amendment to Loan Agreement with Siam City Bank dated 06/23/98
10.49**   Guarantee for Siam City Bank dated 06/23/98
10.50**   Guarantee for Siam City Bank dated 11/12/98
10.51**   Letter of Consent with Siam City Bank dated 11/27/98
10.52**   Pledge for Siam City Bank dated 11/27/98
10.53**   Letter of Consent with Siam City Bank dated 12/30/98
10.54**   Pledge for Siam City Bank dated 12/30/98
10.55**   Guarantee to AAT from Bangkok Metropolitan Bank dated 06/18/98
10.56**   Contract of  Permission   for   Operating   Business   Selling  Photo
          Developing-Duplicating-Enlarging Services at Bangkok International Airport KPT#1 Contract No. 6-22/2542
10.57     Contract  of  Permission  for  Operating Business  Selling  Medicines,
     **   Medical Supplies and Health Products at Bangkok International  Airport
     **   KPT#3 Contract No. 6-24/2542
10.58**   Contract of Permission for Operating  Business  Selling  Souvenirs and
     **   Miscellaneous   Items   at   Domestic   Passengers  Terminal   Bangkok
          International Airport KPT#5 Contract No. 6-06/2542
10.59**   Lease Agreement  Domestic  Passengers  Terminal  Bangkok International
     **   Airport KPT#6 Agreement No. 1-06/2542
10.60** Lease Agreement Bangkok International Airport KPT#7 Agreement No. 1-104/2542
10.61** Lease Agreement Bangkok International Airport KPT#9 Agreement No. 1-122/2541
10.63** Memorandum Attached to Contract of Permission for Operating Business of Selling Merchandize and Souvenirs at Bangkok International Airport No. 6-01/2541 dated 2 October 1997 Amendment 1 KPT#10
10.64 Memorandum Attached to Lease Agreement at Bangkok International Airport No. 1-01/2541 dated 2 October 1997 Amendment 1 KPT#11
10.65     Hiring  Contract - Study,  Analysis  and  Implementation  of
          Marketing Strategies KPT#12
10.67     Siam Tower Lease KPT dated 11/23/97 KPT#13
10.68** Hiring Contract - Study, Analysis and Implementation of Marketing Strategies KPD#1
10.69 Letter from AAT dated 12/7/99 Notice of Approval of Renewal of Lease Agreement of Building 305 KPD#2 No. AAT 6537/2542 (AAT = Tor.Or.Tor)
10.70** Letter from AAT dated 7/29/99 Permission for Renewal of Lease Agreement KPD#3 No. AAT 3835/2542
10.71** Letter from AAT dated 6/14/99 Commencement of Agreement and Collection of Rents KPD#4 No. AAT 2911/2542
10.72** Letter from AAT dated 5/25/99 Commencement of Agreement and Collection of Rents KPD#5 No. AAT 2483/2542
10.73** Letter from AAT dated 6/18/99 Permission for Lease of Area for Loading/Unloading Merchandize of Bonded Warehouse KPD#6 No. AAT 3020/2542
10.74** Letter from AAT dated 11/20/98 Performance Guarantees KPD#7 No. AAT 6466/2541
10.75**   Siam Tower Lease KPD dated 11/23/97 KPD#8
10.76**   Letter of Guarantee dated 2/1/99 FN#1 BMB L/G No. L42-0079
10.77**   Pledge Agreement of Debenture dated 6/17/99 FN#2 SCC (Siam City Bank)
10.78**   Letter of Consent for Bank Deposits Deduction dated 6/17/99 FN#3 SCC
10.79**   Extension of Validity of Letter of Guarantee  dated  12/14/99 FN#4 BMB
     **   L/G No. L41-0999
10.80**   Letter of Guarantee dated 12/9/99 FN#5 BMB L/G No. L41-0999



21.1**    List of Subsidiaries
27.1**    Financial Data Schedule

*         As filed with the Company's Form 10-KSB/A on May 7, 1998.

**        As filed herewith.

Reports on Form 8-K

       The  Company  filed the  following  reports  with the SEC on FORM 8-K

          (A) August 3, 1999 - Reporting a change in Company's independent accountants, with Smith, Jackson, Boyer & Daniell, PLLC (formerly Smith, Jackson, Cooper & Daniell, PLLC). replacing Deloitte Touche Tohmatsu Jaiyos Co., Ltd.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2000.

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                           By: /s/ Vichai Raksriaksorn
                              ------------------------
                                   Vichai Raksriaksorn
              Group Chairman, Chief Executive Officer and Director

                          By: /s/ Viratana Suntaranond
                             -------------------------
                                  Viratana Suntaranond
             Group Chief Financial Officer, Secretary, and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                           Title                   Date

/s/  Vichai Raksriaksorn       Group Chairman, Chief Executive    March 30, 2000
     -------------------       Officer and Director
     Vichai Raksriaksorn


/s/  Viratana Suntaranond      Group Executive Director, Chief    March 30, 2000
     --------------------      Financial Officer, Secretary and
     Viratana Suntaranond      Director


/s/  Aimon Raksriaksorn        Group Deputy Managing Director     March 30, 2000
     ------------------        and Director
     Aimon Raksriaksorn


/s/                            Director                           March __, 2000
     -------------
     Antares Cheng


/s/  Dharmnoon Prachuabmoh     Director                           March 30, 2000
     ---------------------
     Dharmnoon Prachuabmoh


/s/  Suwan Panyapas            Director                           March 30, 2000
     --------------
     Suwan Panyapas