Form 10-K/A
period 1999-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2000-04-03
CIK 787690

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

Amendment filed to change information in ITEM 10.

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

PART III

ITEM 10           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                             Age          Position
----                             ---          --------
Vichai Raksriaksorn               42          Group Chairman, Chief Executive
                                              Officer and Director

Viratana Suntaranond              58          Group Chief Financial Officer,
                                              Secretary, Treasurer and Director

Aimon Raksriaksorn                42          Group Deputy Managing Director
                                              and Director

Antares Cheng*                    43          Director

Dharmnoon Prachuabmoh             66          Director

Suwan Panyapas                    55          Director

Dr. Panya Tantiyavarong**         59         Director

-------------------
* Resigned effective February 1st, 2000 due to demands of his personal schedule.

** Resigned effective February 1st, 2000 due to his government appointment as National General Auditor which requires the nominated person to be free from all employment of both the public and private sectors.

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