Form 10-Q
period 2000-03-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2000-05-15
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                  For the quarterly period ended March 31, 2000

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
---------- SECURITIES EXCHANGE ACT 0F 1934
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE ---------- SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to ______

--------------------------------------------------------------------------------

                         Commission File Number: 1-13205

                    KING POWER INTERNATIONAL GROUP CO., LTD.
             (Exact name of registrant as specified in its charter)

             Nevada                                      75-2641513
             ------                                      ----------
    (State of incorporation)                      (IRS Employer ID number)


 26th-27th Floor, Siam Tower, 989 Rama 1 Road, Patumwan, Bangkok 10330 Thailand
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2000: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                 Form 10-Q for the Quarter ended March 31, 2000

                                Table of Contents


                                                                            Page
Part I -  Financial Information
         Item 1 Financial Statements                                        4-10
         Item 2 Management's Discussion and Analysis or Plan of Operation     23

Part II - Other Information
         Item 1 Legal Proceedings                                             30
         Item 3 Defaults Upon Senior Securities                               30
         Item 4 Submission of Matters to a Vote of Securities Holders         30
         Item 5 Other Information                                             30
         Item 6 Exhibits and Reports on Form 8-K                              30

                     Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.




                                        SMITH, JACKSON, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas

May 12, 2000



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                   Note        March 31,     December 31,
                                                                                  2000           1999

                                     ASSETS


CURRENT ASSETS
         Cash and cash equivalents                                            $ 1,474,745    $ 2,192,510
         Trade accounts receivable                                                207,033        179,485
         Refundable value added tax                                             1,295,697      1,180,436
         Trade accounts and accrued interest receivable from and
           advances to affiliates, net                              12          6,034,416      5,214,335
         Merchandise inventories - net                                         15,480,847     16,498,754
         Restricted fixed deposits                                   3          5,508,708      3,845,629
         Deferred income tax assets                                 11          4,413,653      4,354,132
         Prepaid expenses                                            5          1,951,735      2,607,962
         Other current assets                                                     498,713        667,209
                                                                              -----------    -----------
                      Total current assets                                     36,865,547     36,740,452
Property, plant and equipment - net                                  6          4,926,908      5,257,949
Investment and other assets                                                       204,692        214,180
                                                                              -----------    -----------
         TOTAL ASSETS                                                         $41,997,147    $42,212,581
                                                                              ===========    ===========





     The accompanying notes are an integral part of the financial statements
                          See Accountant Review Report



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

-----------------------------------------------------------------------------------------------------
                                                               Note        March 31,     December 31,
                                                                              2000           1999


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft and loans from banks                         7       $ 10,388,118   $ 10,048,791
     Current portion of long - term loan                         9             10,673         28,089
     Trade accounts payable                                                 9,762,980     10,003,574
     Accrued concession fee                                      8          6,245,656      8,467,028
     Other current liabilities                                              2,237,728      1,967,996
                                                                         ------------   ------------
                    Total current liabilities                              28,645,155     30,515,478
Long - term loan - net                                           9             10,337        254,000
                                                                         ------------   ------------
                    Total liabilities                                      28,655,492     30,769,478
                                                                         ------------   ------------
Minority interest                                                             489,639        378,457
Shareholders' equity
     Common stock, $0.001 par value,
          100,000,000 shares authorized,
          20,250,000 shares issued and outstanding                             20,250         20,250
     Additional paid in capital                                            20,848,145     20,848,145
     Retained (deficit)                                                    (7,605,257)    (9,503,916)
     Translation adjustments                                                 (411,122)      (299,833)
                                                                         ------------   ------------
                    Total shareholders' equity                             12,852,016     11,064,646
                                                                         ------------   ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 41,997,147   $ 42,212,581
                                                                         ============   ============





     The accompanying notes are an integral part of the financial statements
                          See Accountant Review Report



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

                                                                             Three months ended March 31,
----------------------------------------------------------------------------------------------------------
                                                               Note             2000               1999

Sales revenue                                                             $  27,534,099      $  23,809,660

Cost of sales:
     Cost of merchandise sold                                                13,105,060         11,196,780
     Concession fees                                              8           6,165,611          6,468,115
                                                                          -------------      -------------
               Total cost of sales                                           19,270,671         17,664,895
                                                                          -------------      -------------

Gross profit                                                                  8,263,428          6,144,765

Operating expenses:
     Selling and administrative expenses                                      5,187,837          4,727,282
                                                                          -------------      -------------
               Total operating expenses                                       5,187,837          4,727,282
                                                                          -------------      -------------

     Income from operation                                                    3,075,591          1,417,483

Other income (expenses)
     Interest income                                                             62,138            412,357
     Interest expenses                                                         (263,812)          (375,248)
     Gain (Loss) on foreign exchange - net                                      (33,068)          (129,644)
     Unrealized gain (loss) on foreign exchange  -  net                           6,458            188,615
     Other income                                                                44,317            375,148
                                                                          -------------      -------------
               Total other revenues (expenses)                                 (183,967)           471,228
                                                                          -------------      -------------

Net income before income tax                                                  2,891,624          1,888,711

Income tax expenses                                              11            (877,829)          (618,687)
                                                                          -------------      -------------
Net income before minority interest                                           2,013,795          1,270,024
Minority interest                                                              (115,136)           (47,366)
                                                                          -------------      -------------
Net income attributed to common shares                                        1,898,659          1,222,658
                                                                          -------------      -------------

Weighted average number of common shares outstanding                         20,250,000         20,250,000

Basic earning per share                                                   $        0.09      $        0.06






     The accompanying notes are an integral part of the financial statements
                          See Accountant Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

                                                    Three months ended March 31,
--------------------------------------------------------------------------------

                                                        2000            1999


Net income attribute to common shares              $  1,898,659    $  1,222,658
Other comprehensive income, before tax:
     Foreign currency translation adjustments          (111,289)       (157,209)
                                                   ------------    ------------
Comprehensive income                               $  1,787,370    $  1,065,449
                                                   ------------    ------------







    The accompanying notes are an integral part of the financial statements
                          See Accountant Review Report




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

                                                                                        Three months ended march 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                           Note             2000                  1999


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $   1,898,659         $   1,222,658
     Adjustments to reconcile net income to net cash
          Depreciation                                                                      368,026               359,395
          Unrealized loss (gain) on foreign exchange                                         (6,458)             (188,615)
          Deferred income tax assets                                                        (59,521)              423,759
          Decrease (increase) in operating assets:
               Loan and receivables to related companies and directors                     (818,140)           (1,285,358)
               Trade accounts receivable                                                     (1,441)               68,854
               Refundable valued added tax                                                 (115,261)                2,583
               Inventories                                                                1,017,907             1,939,395
               Prepaid expense and other current assets                                     824,723               (39,481)
               Other long term assets                                                         9,103               151,482
          Increase (decrease) in operating liabilities:
               Trade accounts payable                                                      (243,458)           (2,408,256)
               Advance from directors                                                             -               589,396
               Accrued concession fees                                                   (2,221,372)               98,544
               Other current liabilities                                                    269,732            (1,683,367)
               Other liabilities                                                            111,567               (45,629)
                                                                                      -------------         -------------
                         Net cash provided (used) by operating activities             $   1,034,066         $    (794,640)
                                                                                      -------------         -------------







     The accompanying notes are an integral part of the financial statements
                          See Accountant Review Report



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

                                                                                     Three months ended March 31,
--------------------------------------------------------------------------------------------------------------------
                                                                     Note           2000                     1999

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                  $    (36,985)            $     51,113
     (Increase) Decrease in restricted fixed deposit                             (1,663,079)              (1,272,397)
                                                                               ------------             ------------
             Net cash provided (used) by investing activities                    (1,700,064)              (1,221,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayment) in bank overdrafts                                         97,607                4,014,602
     Proceeds (repayment) from bank loans                                           205,337                  (54,591)
     Proceeds (repayment) from long-term loan                                      (261,079)              (1,322,275)
                                                                               ------------             ------------
            Net cash provided (used) by financing activities                         41,865                2,637,736

Effect of exchange rate changes on cash and cash equivalents                        (93,632)                (110,291)
                                                                               ------------             ------------
Net increase (decrease) in cash and cash equivalents                               (717,765)                 511,521
Cash and cash equivalents - beginning of period                                   2,192,510                1,371,739
Cash and cash equivalents - end of period                                      $  1,474,745             $  1,883,260
                                                                               ============             ============
Supplement cash flow information Cash paid during the period:
          Interest paid                                                             256,592                   81,789
          Income taxes paid                                                         272,236                        -




     The accompanying notes are an integral part of the financial statements
                          See Accountant Review Report



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Accumulated
                                                       Common Stock         Additional                                  Other
                                                       ------------          Paid in    Comprehensive    Retained   Comprehensive
                                                  Shares        Amount       Capital       Income        Earnings       Income
                                                                  US$          US$           US$           US$           US$
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balances, January 1, 1999                       20,250,000        20,250    20,848,145                 (11,916,897)     (200,181)
Net Income                                                                                 1,222,658     1,222,658
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                                                  (157,209)                   (157,209)
                                                                                         -----------
Comprehensive Income                                                                       1,065,449             -             -
                                               -----------   -----------   -----------   ===========   -----------   -----------
Balances, March 31, 1999                        20,250,000        20,250    20,848,145                 (10,694,239)     (357,390)
                                               ===========   ===========   ===========                 ===========   ===========

Balances, January 1, 2000                       20,250,000        20,250    20,848,145                  (9,503,916)     (299,833)
Net Income                                                                                 1,898,659     1,898,659
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                  (111,289)                   (111,289)
                                               -----------   -----------   -----------   -----------
Comprehensive Income                                                                       1,787,370
                                                                                         ===========   -----------   -----------
Balances, March 31, 2000                        20,250,000        20,250    20,848,145                  (7,605,257)     (411,122)
                                               ===========   ===========   ===========                 ===========   ===========


                                                  Total
                                                   US$
                                               -----------

Balances, January 1, 1999                        8,751,317
Net Income                                       1,222,658
Other Comprehensive income, net of tax
   Foreign currency translation adjustment        (157,209)

Comprehensive Income                                     -
                                               -----------
Balances, March 31, 1999                         9,816,766
                                               ===========

Balances, January 1, 2000                       11,064,646
Net Income                                       1,898,659
Other comprehensive income, net of tax
   Foreign currency translation adjustment        (111,289)

Comprehensive Income
                                               -----------
Balances, March 31, 2000                        12,852,016
                                               ===========


     The accompanying notes are an integral part of the financial statement
                          See Accountant Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999


         Marketable Securities - Securities held for trading are marked to market at year-end with the resulting gain or loss being included in current income.
         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transaction are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
         The exchange rates at March 31, 2000,and December 31, 1999, $1= Thai Baht 37.873 and Baht 37.520, respectively. The average exchange rates for the three months ended March 2000 and 1999 are $1= Thai Baht 37.732 and Baht 37.310 respectively.
         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999


         The Company does not provide for United States income taxes on unremitted earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations.
       Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potentially dilutive securities outstanding.
         Reclassification - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.
         New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No.137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement requires that certain derivative instruments to be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. For the year ended December 31,1999, the quarter ended March 31, 2000, that adoption does not have a significant impact on financial condition or operating results.

3.   RESTRICTED FIXED DEPOSITS

                                       March 31, 2000        December 31,1999
        Restricted fixed deposits        $ 5,508,708            $ 3,845,629
        Interest rates                  1.00% - 5.50%          3.00% - 5.50%

                  As of March 31, 2000,and December 31, 1999, the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.   PREPAID EXPENSES

     Prepaid expenses consist of the following:

                                          March 31, 2000       December 31, 1999
 Prepaid management fee                    $  3,564,544          $  3,598,081
 Less Amortization                            1,782,272             1,199,360
 ----                                         ---------             ---------
                           Total              1,782,272             2,398,721
 Prepaid expenses - other                       169,463               209,241
                                              ---------             ---------
                           Total           $  1,951,735          $  2,607,962
                                              ---------             ---------


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



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

6.   PROPERTY, PLANT AND EQUIPMENT - NET

                                              March 31, 2000    December 31,1999
      Land                                    $     693,898      $     700,426
      Building                                      136,447            137,730
      Leasehold improvements                      4,750,030          4,693,023
      Sales office equipment and fixtures         2,268,354          2,317,640
      Vehicles                                      714,297            720,864
      Work in progress                               11,404
                                                -----------        -----------
             Total cost                           8,574,430          8,569,683
      Less Accumulated depreciation              (3,647,522)        (3,311,734)
      ----                                      -----------        -----------
             Net book value                   $   4,926,908      $   5,257,949
                                                ===========        ===========

                 As of March 31, 2000 and December 31, 1999, land and building are pledged as collateral for credit line of trust receipt and long-term loan from a bank. (Note 7 and Note 9)

7.   BANK OVERDRAFT AND LOANS FROM BANKS

                                              March 31, 2000    December 31,1999
      Bank overdraft                          $     582,005      $     484,398
      Trust receipts                              9,806,113          9,564,393
                                                -----------        -----------
                                              $  10,388,118      $  10,048,791
                                                ===========        ===========


                  As of March 31, 2000 and December 31,1999, the Company has an overdraft facility with a commercial bank in Thailand totaling Baht 40.74 million ($1,075,700) and Baht 30.74 million ($819,296) respectively. Bearing interest at MOR (Minimum Overdraft Rate), plus 1.00% - 1.50% per annum. For the three months ended March 31, 2000, the average rate of MOR was 8.75% - 9.75% per annum and for the year ended December 31,1999, the average rate of MOR was 6.50%
- 12.75% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)
         As of March 31, 2000 and December 31, 1999, trust receipts  incurred by
KPD bear interest at the rates varying from 6.50%-12.25% and 6.17%-12.25% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD together with a related company. Trust receipts at March 31, 2000, are:

                                                          Currencies      Amount     Interest rate (%)
Foreign currency borrowing by subsidiaries in Thailand
  -Under forward contract and T/R              BAHT      174,136,410   $ 4,597,904    11.00-12.50
  -Without forward contract                    USD         4,103,355     4,113,085     9.25-10.41
                                               CHF           289,417       175,153        6.75
                                               DEM           160,265        79,067     7.55-7.75
                                               ATS           169,820        11,918        7.5
                                               AUD            58,293        35,762    10.25-10.50
                                               FRF           629,977        92,738        7.75
                                               HKD         2,778,460       358,743     6.50-12.26
                                               ITL       358,441,000       178,875        7.75
                                               GBP             4,567         7,312       10.00
                                               EUR           161,152       155,556     7.67-7.99
                                                                       -----------
                                                                       $ 9,806,113
                                                                       ===========




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

8.   CONCESSION FEES

     Accrued concession fees as of March 31, 2000 and December 31, 1999, consist of the following:

                                            March 31, 2000     December 31 ,1999
  - The Customs Department of Thailand    $      -           $     533,049
  - The Airports Authority Of Thailand        6,245,656          7,933,979
                                              ---------          ---------
                                              6,245,656          8,467,028
                                              ---------          ---------

                                             For the three month ended March 31,
                                                2000               1999
                                                ----               ----
  Concession fee expense                  $   6,165,611      $   6,468,115
                                             ==========          =========

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

                          KPT                                               KPD
------------------------------------------------------    ---------------------------------------------
             Airport      Rental, Service   Collateral     Airport and     Rental, Service   Collateral
         Concession fee       & other                         Customs          & other
                              expenses                    Concession fee       expenses
-------------------------------------------------------------------------------------------------------
                           ($ in thousands)                                ($ in thousands)
Year
----
2000    $     6,971        $     409        $ 7,028       $     11,168      $    960         $   4,798
2001          9,082              527          7,022             11,552           960             4,963
2002          9,541              524          7,022                -             -                 -
2003          2,329              127          7,022                -             -                 -


         Effective March 19, 1998, the Customs Department of Thailand agreed to waive the concession fees which KPD is required to pay for the duration of KPD's concession through 2001, thus reducing the total amount required.
         For the three month ended March 31, 2000 and 1999, both KPD and KPT were charged penalty fees amounting to $ 179,323 and $ 360,924, respectively relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand. Of these amounts, $ 178,796 and $ 175,464, respectively, were unpaid at March 31, 2000 and December 31, 1999, and are included in other current liabilities in the accompanying balance sheets.



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

9.   LONG-TERM LOAN - NET

Long term liabilities as of March 31, 2000 and December 31, 1999, consist of the following:
                                           March 31, 2000      December 31, 1999
  Long-term loans                        $            -      $         253,180
  Installment purchase payable                     21,010               28,909
                                               ----------           ----------
                                                   21,010              282,089
  Less Current portion of long-term debt          (10,673)             (28,089)
  ----                                         ----------           ----------
      Total                              $         10,337    $         254,000
                                               ==========           ==========

         As of December 31, 1999,  long-term  loans  consist of loans from banks carrying  interest rates of 14.75% per annum. The long-term loans are secured by the  Company's  land and building and  guaranteed  by a director of the Company.
(See Notes 6)
         Loans are due as follows:             March 31,2000   December 31, 1999
            Installment Purchase Obligation
                            2000             $       10,673  $         16,827
                            2001                      6,529             6,590
                            2002                      3,808             5,492
                                                 ----------        ----------
                               Total         $       21,010  $         28,909
                                                 ==========        ==========
            Long-term Loan Installment Payments
                                                        -    $         11,262
                            2001                        -              13,174
                            2002                        -              15,254
                            2003                        -              17,663
                            2004                        -              20,443
                            Thereafter                  -             175,384
                                                 ----------        ----------
                               Total         $          -    $        253,180
                                                 ==========        ==========

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

                                    Common Stock       Additional
                                    ------------        paid-in     Retained    Treasury      Total
                                 Shares      Amount     capital     earnings     stock     ---------
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
                               =========   =========   =========   =========   =========   =========




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

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

11.  INCOME TAX

       The provision for income taxes consist of the following:
                                               March 31, 2000     March 31, 1999
           Current income tax (Payable)      $                  $
                     United States                      -                 -
                      Foreign                      (937,350)         (524,807)
                                                  ---------         ---------
                                                   (937,350)         (524,807)
                                                  ---------         ---------
           Deferred income tax
                     United States                      -                 -
                      Foreign                        59,521           (93,880)
                                                  ---------         ---------
                                                     59,521           (93,880)
                                                  ---------         ---------
           Net income tax expense            $     (877,829)    $    (618,687)
                                                  =========         =========

       Pre-tax  income for foreign  companies  for  the  quarter ended March 31,
2000,  was $ 2,925,759.  Current  taxes  payable are  included in other  current liabilities.
       The components of deferred income tax assets and liabilities were:
                                                        March 31, 2000     December 31,1999
  Reserves for bad debts and investment obsolescence  $    4,525,682     $      4,423,804
  Net operating loss carried forward                         338,688              369,019
                                                          ----------           ----------
                                                           4,864,370            4,792,823
  Less Valuation allowance                                  (450,717)            (438,691)
  ----                                                    ----------           ----------
  Deferred income tax assets                          $    4,413,653     $      4,354,132
                                                          ==========           ==========


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                          For the three  months  ended March, 31
                                              2000                    1999
                                            ------                  ------
       Standard income tax rate                35%                     30%
       Foreign tax rate difference             (5%)                  2.75%
                                            ------                  ------
       Effective income tax rate               30%                  32.75%
                                            ------                  ------

         As of March 31, 2000 and December 31, 1999, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $ 338,688, and $ 369,019,respectively, that expire in years 2000 through 2004. (A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.)



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

12.  RELATED PARTIES AND DIRECTORS TRANSATIONS
The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at March 31,2000 and December 31, 1999 with related companies and directors are as follows ($ in thousands)

                                                                                 As at March 31, 2000
                                                        Account      Loans and receivables    Management                   Accounts
                                                      Receivable     to related companies   fee receivables                 payable
                                                                        and Directors
                                                     ------------------------------------------------------------------------------

                                                                      Loans   Interest and                       Total
                                                                                 other
                                                                               receivables
First Quarter, 2000
King Power International Co., Ltd.                       1,931        4,766        215             -             6,912        180
Forty Seven Co., Ltd.                                      -          2,719        549             -             3,268        -
Downtown D.F.S. (Thailand) Co., Ltd.                       447        2,548        236           2,436           5,667        -
King Power Duty Free (CBO) Ltd.                            -          1,084         36             -             1,120        -
Top China Group Co., Ltd.                                  -            264          1             -               265        -
Lengle (Thailand) Co., Ltd.                                -            928         53             -               981        -
Lengle TAT Phnom Penh Duty Free                             42          -          -               -                42        -
Grand Enterprise and Trading Partnership                   -            246         10             -               256        -
King Power On Board Sales and Services Co., Ltd.            11        1,745        -               -             1,756         11
Thai Nishigawa International Co., Ltd.                     -            -          -               -               -           38
Niji (Thailand) Co., Ltd.                                  -            -          -               -               -            6
                                                     ------------------------------------------------------------------------------
                                                         2,431       14,300      1,100           2,436          20,267        235
Directors - to/(from)                                      -            -          -               -               -          -
                                                     ------------------------------------------------------------------------------
                                                         2,431       14,300      1,100           2,436          20,267        235
Less Allowance for doubtful accounts:                      -            -          -               -               -          -
----
         Related companies                              (1,229)      (9,978)      (590)         (2,436)        (14,233)       -
         Directors                                         -            -          -               -               -          -
                                                     ------------------------------------------------------------------------------
                                                        (1,229)      (9,978)      (590)         (2,436)        (14,233)       -
                                                     ------------------------------------------------------------------------------
Total                                                    1,202        4,322        510             -             6,034        235
                                                     ==============================================================================





            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

                                                                                  As of December 31, 1999
                                                      Account    Loans and receivables to    Management                  Accounts
                                                   Receivable     related companies and   fee receivables                 payable
                                                                        Directors

                                                   -------------------------------------------------------------------------------
                                                                   Loans   Interest and                        Total
                                                                              other
                                                                           receivables
1999
King Power International Co., Ltd.                    2,613        3,340        207              -             6,160         222
Forty Seven Co., Ltd.                                   -          2,777        541              -             3,318         -
Downtown D.F.S. (Thailand) Co., Ltd.                    451        2,596        226            2,459           5,732           1
King Power Duty Free (CBO) Ltd.                         -          1,079         36              -             1,115         -
Top China Group Co., Ltd.                               -            267        -                -               267         -
Lengle (Thailand) Co., Ltd.                             -            960         49              -             1,009         -
Lengle TAT Phnom Penh Duty Free                          44          -          -                -                44         -
Grand Enterprise and Trading Partnership                -            270         10              -               280         -
King Power On Board Sales and Services Co., Ltd.         11        1,628          1              -             1,640          11
Thai Nishigawa International Co., Ltd.                  -            -          -                -               -            45
Niji (Thailand) Co., Ltd.                                 9          -          -                -                 9          27
                                                   -------------------------------------------------------------------------------
                                                      3,128       12,917      1,070            2,459          19,574         306
Directors - to/(from)                                   -            -          -                -               -           -
                                                   -------------------------------------------------------------------------------
                                                      3,128       12,917      1,070            2,459          19,574         306
Less Allowance for doubtful accounts:                   -            -          -                -               -           -
----
         Related companies                           (1,240)     (10,066)      (595)          (2,459)        (14,360)        -
         Directors                                      -            -          -                -               -           -
                                                   -------------------------------------------------------------------------------
                                                     (1,240)     (10,066)      (595)          (2,459)        (14,360)        -
                                                   -------------------------------------------------------------------------------
Total                                                 1,888        2,851        475              -             5,214         306
                                                   ===============================================================================


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As at March 31, 2000 and December 31,1999, there are accrued concession fees amounting to $ 4,538,390 and $ 7,933,979, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

         On March 24, 1999, the board of directors of the company passed resolution reducing the interest on loans to/from related companies and directors to be 4.00% and 3.00% per annum, respectively, due to the dramatic decline of market interest rate in Thailand and in order to maintain liquidity within the group of companies. Effective April 1, 1999, promissory notes with maturity less than 6 months bear no interest. Such loans have no collateral and are due on demand.
         The Company had operating transactions with related parties and directors as follows ($ in thousands):

                                                 Related Companies
                                        For the three month ended March 31,
                                            2000                     1999
                                           -----                    -----
              Sales                    $     129              $       757
              Interest income                 40                      366
              Purchase                       277                       74
              Commission                       6                      -
              Concession fee               3,364                    3,454


                                                   Directors
                                        For the three month ended March 31,
                                            2000                     1999
                                           -----                    -----
              Interest income          $     -                $        16

13.  COMMITMENTS AND CONTINGENT LIABILITIES
       Lease commitments
         As of December 31, 1998, KPG Thai had a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transfered the rights of the following lease agreements to KPT, KPD and KING POWER INTERNATIONAL CO., LTD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:
         -KPT has made lease agreement with SIAM TOWER to lease 26th floor starting from January 1, 1999, to October 31, 2000.
         -KPD has made lease agreement with SIAM TOWER to lease 27th floor starting from January 1,1999, to October 31, 2000.
         KPT and KPD have made lease agreement with the third party starting from April 1, 1998, to December 31, 2001.
       Lease and service charge committment are due as follows:

                                                 KPT                  KPD
                                                 ---                  ---
               2000                       $    109,480         $    230,327
               2001                       $      7,921         $    107,875

         Letter of guarantees
         As of March 31, 2000 and December 31, 1999, KPT and KPD were contingently liable for bank guarantees totaling $13.39 million and $12.68 million, respectively, issued in favor of the Excise Department and the Airport Authority of Thailand as a performance bond.
         Unused letters of credit
         As of March 31, 2000 and December 31, 1999, KPD have the unused letters of credit amounting to $4.85 million and $3.19 million, respectively.



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

         Pledge of subsidiary stock
         Subsequent to year end the Company applied for a new line of credit. As a part of this application, the Company agreed to pledge its stock in both KPT and KPD as collateral. The line of credit application is still in process.

14.   SEGMENT FINANCIAL INFORMATION
         The following segment information of the Company for March 31, 2000 and1999, are disclosed in accordance with Statement of Financial Accounting
Standard No.131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management
($ in thousands).

                                                    For the three month ended March 31, 2000

                                      Duty Free         Tax       All Other     Adjustment  Consolidated
                                        Retail         Free                        And
                                                      Retail                   Elimination
                                     -----------   -----------   -----------   -----------   -----------

Segment Information                      US $          US $          US $          US $          US $
-------------------
Revenue from external customers         19,700         7,864           -             (30)       27,534
- Cost of merchandise sold               9,743         3,392           -             (30)       13,105
- Concession fees                        3,364         2,802           -             -           6,166
- Gross profit                           6,593         1,670           -             -           8,263
- Interest Income                           45             9             8           -              62
- Interest expense                         255             9           -             -             264
- Segment net income (loss)              2,282          (234)        1,898        (1,933)        2,013
- Segment total assets                  33,772        15,055        13,216       (19,948)       42,095
- Expenditures for segment assets           28             8           -             -              36
- Depreciation                             272            96           -             -             368
- Unrealized gain (loss) on
  exchange                                 (12)           17             2           -               7
- Allowance for doubtful account           -             -             -             -             -
- Deferred tax                           2,762         1,628            24           -           4,414

                                                                                 Revenue      Long-lived
                                                                                                Assets
                                                                               -----------   -----------

   Geographical Information                                                         US$          US $
   ------------------------

   Bangkok                                                                          26,435         4,952
   Northern Thailand region                                                            140            52
   Southern Thailand region                                                            959           127
                                                                               -----------   -----------
       Total                                                                        27,534         5,131
                                                                               ===========   ===========








            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

                                        For the three month ended March 31, 1999
                                                                                Adjustment
                                      Duty Free      Tax Free     All Other        And       Consolidated
                                        Retail        Retail                   Elimination
                                     -----------   -----------   -----------   -----------   -----------

Segment Information                      US $          US $          US $          US $          US $
-------------------
- Revenue from external customers       16,368         7,441           -             -          23,809
- Inter segment revenue                    -           1,126           -          (1,126)          -
- Cost of merchandise sold               7,852         3,345           -             -          11,197
- Concession fees                        3,455         3,013           -             -           6,468
- Gross profit                           5,061         2,209           -          (1,126)        6,144
- Interest Income                          406            59            24           (77)          413
- Interest expense                         371             4            77           (77)          375
- Segment net income (loss)                933           510         1,128        (1,348)        1,223
- Segment total assets                  42,165        14,859        13,258       (22,084)       48,198
- Expenditures for segment assets           64            68             6           -             138
- Deferred tax                           2,382         1,600            58           -           4,040


                                                                                 Revenue      Long-lived
                                                                                                Assets
                                                                               -----------   -----------
Geographical Information                                                            US$           US$
------------------------
Bangkok                                                                            21,829         6,010
Northern Thailand region                                                              813            66
Southern Thailand region                                                              148            58
                                                                               -----------   -----------

     Total                                                                         22,790         6,134
                                                                               ===========   ===========



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


(2)      Effects on the Change in Foreign Currency Exchange System

On July 2, 1997, the Thai Government announced that the Thai Baht would thereafter be converted to a "Managed Float" system for the relationship of the Baht to other international currencies. This change had an immediate impact on the Company's financial position and the results of its operations.

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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended March 31, 2000:

        Realized loss on foreign exchange              $0.03 million
        Unrealized gain on foreign exchange            $0.01 million

The calculation of unrealized foreign exchange gain of $0.01 million is shown in charts labeled A and B, respectively.

                                     CHART A
                                     -------

The calculation of Unrealized gain on foreign exchange of US$ = 45,705 was calculated on accumulated basis with quarterly adjustment as shown below:

Accounts receivable in foreign currency as of 3/31/00

-------------------------------------------------------------------------------
       Currency              Amount           Exchange Rate         Total Baht
                                                 3/31/00
---------------------- ------------------ -------------------- ----------------
      Swiss Franc               6,004.40              22.6742           136,145
---------------------- ------------------ -------------------- ----------------
  German Deutschmark            2,184.00              18.4311            40,254
---------------------- ------------------ -------------------- ----------------
   Australian Dollar            1,754.73              22.8374            40,073
---------------------- ------------------ -------------------- ----------------
British Pound Sterling          7,441.10              60.0080           446,526
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar             1,039.45              21.8738            22,737
---------------------- ------------------ -------------------- ----------------
       US Dollar               58,680.26              37.7491         2,215,127
---------------------- ------------------ -------------------- ----------------
         Total                                                        2,900,862
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                            3,159,837
                                                                      ---------
Unrealized gain on account receivable in foreign currency 3/31/00      (258,975)
                                                                      ---------
Unrealized gain on account receivable in foreign currency 1/1/00      1,244,035
                                                                      ---------
Net unrealized gain on account receivable in foreign currency 3/31/00   985,060
                                                                      ---------







Unrealized gain from advanced as of 3/31/00
-------------------------------------------------------------------------------
       Currency              Amount Baht      Exchange rate    Total US Dollars
                                                 3/31/00
---------------------- ------------------ -------------------- ----------------
    Baht Currency           8,124,822.34               37.873          214,528
---------------------- ------------------ -------------------- ----------------
             Total                                                     214,528
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                             216,469
                                                               ----------------
Unrealized gain on exchange rate in foreign currency 3/31/00             1,941
                                                               ----------------

Unrealized gain on cash on hand as of 3/31/00
-------------------------------------------------------------------------------
       Currency              Amount           Exchange rate         Total Baht
                                                 3/31/00
---------------------- ------------------ -------------------- ----------------
   Australian Dollar           11,492.69            22.8374            262,463
---------------------- ------------------ -------------------- ----------------
      Swiss Franc                 370.00            22.6742              8,389
---------------------- ------------------ -------------------- ----------------
  China Renminbi Yuan          37,884.00             4.4832            169,842
---------------------- ------------------ -------------------- ----------------
  German Deutschmark            8,150.00            18.4311            150,213
---------------------- ------------------ -------------------- ----------------
      French Franc              6,080.00             5.4937             33,402
---------------------- ------------------ -------------------- ----------------
British Pound sterling         51,386.90            60.0080          3,083,625
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar           330,161.10             4.8359          1,596,626
---------------------- ------------------ -------------------- ----------------
     Japanese Yen          12,492,177.00             0.355920        4,446,216
---------------------- ------------------ -------------------- ----------------
      Korean Won            1,832,000.00             0.0340             62,288
---------------------- ------------------ -------------------- ----------------
   Malaysian Ringgit              747.00             9.8692              7,372
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar             4,663.00            21.8738            101,998
---------------------- ------------------ -------------------- ----------------
   Taiwanese Dollar           982,450.00             1.2365          1,214,799
---------------------- ------------------ -------------------- ----------------
    Canadian Dollar             4,040.00            25.8612            104,479
---------------------- ------------------ -------------------- ----------------
       US Dollar              217,774.93            37.7491          8,220,808
---------------------- ------------------ -------------------- ----------------
         Total                                                      19,462,520
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                          18,673,941
                                                               ----------------
Unrealized Gain on cash in hand in foreign currency 3/31/00            788,579
                                                               ----------------
Unrealized loss on cash in hand in foreign currency 1/1/00            (122,343)
                                                               ----------------
Net unrealized gain on cash in hand in foreign currency 3/31/00        666,236
                                                               ----------------
Net unrealized gain on account receivable in foreign
 currency 3/31/00                                                     985,059
                                                               ----------------
Net unrealized gain on exchange rate as at 3/31/00                    1,651,295
                                                               ----------------
                                       US$ = 45,705        (US$1 = 37.7320 Baht)

                                     CHART B
                                     -------

The calculation of Unrealized loss on foreign exchange of US$ = 39,247 was calculated on accumulated basis with quarterly adjustment as shown below:



Loan from bank (Trust receipt) in foreign currency as of 3/31/00
-------------------------------------------------------------------------------
       Currency              Amount           Exchange Rate         Total
                                                 3/31/00             Baht
---------------------- ------------------ -------------------- ----------------
   Australian Dollar           58,292.74              23.2347        1,354,414
---------------------- ------------------ -------------------- ----------------
      Swiss Franc             289,416.63              22.9204        6,633,545
---------------------- ------------------ -------------------- ----------------
  German Deutschmark          160,264.79              18.6848        2,994,516
---------------------- ------------------ -------------------- ----------------
         Euro                 161,152.21              36.5579        5,891,386
---------------------- ------------------ -------------------- ----------------
     French Franc             629,977.00               5.5752        3,512,248
---------------------- ------------------ -------------------- ----------------
British Pound Sterling          4,566.70              60.6426          276,937
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar         2,778,460.06               4.8900       13,586,670
---------------------- ------------------ -------------------- ----------------
     Italian Lire         358,441,000.00               0.0189        6,774,535
---------------------- ------------------ -------------------- ----------------
     Japanese Yen                      -                    -                0
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar                    -                    -                0
---------------------- ------------------ -------------------- ----------------
      US Dollar             4,103,355.48              37.9628      155,774,863
---------------------- ------------------ -------------------- ----------------
   Austria Shilling           169,819.69               2.6580          451,381
---------------------- ------------------ -------------------- ----------------
            Total                                                  197,250,495
                                                               ----------------
BALANCE PER GENERAL LEDGER                                         199,257,590
                                                               ----------------
Unrealized gain on Trust Receipt in foreign currency 3/31/00         2,007,095
                                                               ----------------
Unrealized loss on trust Receipt in foreign currency 1/1/00         (3,379,893)
                                                               ---------------
Net unrealized loss on trust Receipt in foreign currency 3/31/00    (1,372,798)
                                                               ---------------

Account payable in Foreign Currency as of 3/31/00
-------------------------------------------------------------------------------
       Currency              Amount           Exchange Rate         Total
                                                 3/31/00             Baht
---------------------- ------------------ -------------------- ----------------
  German Deutschmark           50,418.89              18.6848          942,067
---------------------- ------------------ -------------------- ----------------
     French Franc             328,235.81               5.5752        1,829,980
---------------------- ------------------ -------------------- ----------------
British Pound Sterling         21,750.00              60.6426        1,318,977
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar         6,806,294.00               4.89         33,282,778
---------------------- ------------------ -------------------- ----------------
        Italian Lire       18,650,500.00               0.0189          352,494
---------------------- ------------------ -------------------- ----------------
  Netherland Guilder          177,664.50              16.5842        2,946,424
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar            (3,485.73)             22.1984          (77,378)
---------------------- ------------------ -------------------- ----------------
      US Dollar               826,539.73              37.9628       31,377,762
---------------------- ------------------ -------------------- ----------------
        Total                                                       71,973,104
                                                               ----------------
BALANCE PER GENERAL LEDGER                                          76,516,763
                                                               ----------------
Unrealized loss on account payable 3/31/00                           4,543,659
                                                               ----------------
Unrealized loss on account payable 1/1/00                           (4,651,712)
                                                               ----------------
Net unrealized loss on account payable 3/31/00                        (108,053)
                                                               ----------------
Net unrealized loss on Trust receipt in foreign currency 3/31/00    (1,372,797)
                                                               ----------------
Net realized exchange gain as of 3/31/00                            (1,480,850)
                                                               ----------------
                                       US$ = (39,247)        (US$1=37.7320 Baht)


NET FOR UNREALIZED GAIN/LOSS EXCHANGE AS OF 3/31/00
                                                       (Baht)          (US$)
                                                    -------------  -------------
Net unrealized exchange gain as of 3/31/00             1,651,295
Net unrealized loss on exchange rate as at 3/31/00    (1,480,850)
                                                    -------------
   NET UNREALIZED EXCHANGE                               170,445          4,517
                                                    -------------
Net unrealized exchange GAIN KPG(US) as of 3/31/00                        1,941
                                                                   -------------
   NET UNREALIZED EXCHANGE                                                6,458
                                                                   -------------

(3)      Results of operations, comparing quarters ended March 31, 2000 and 1999


Sales revenue for the three months ended March 31, 2000, was approximately $27.5 million as compared to approximately $23.8 million for 1999. This increase is directly attributable to the continual growth in the number of tourist entering into Thailand and the promotional sales discount to attract larger customer base. Commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-2000 time period to coincide with various events occurring in Thailand or other countries closely located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period. In addition to the "Amazing Thailand" campaign, during the first quarter of 2000, the Company launched promotional sales discounts in order to capture new and larger base customer groups who are price sensitive. By implementing this strategy, Management believes that the sales volume will continue to grow and will ultimately positively impact the Company's operating profit.

The cost of merchandise sold for the three months ended March 31, 2000 and 1999, was approximately $13.1 million and $11.2 million, respectively. The principal factor causing this increase is the current campaign on promotional sales discount of products sold in both subsidiaries that generated more sales volume as described above. However, due to the higher sales volume and lower cost of concession fees, comparing the time period ended March 31, 1999, to the time period ended March 31, 2000, the ratio of the Company's concession fees to sales revenue dropped from approximately 27.17% in 1999 to approximately 22.39% in 2000. Furthermore, Management is currently negotiated with the AAT to lower the fixed concession fees paid by KPT to be more in-line with the size of sales volume of this subsidiary.

Selling and administrative expenses were approximately $5.2 million for the three months ended March 31, 2000, and approximately $4.7 million for the same period in 1999. In terms of percentage of sales, 2000 expenses were approximately 18.84% of sales and 1999 expenses were approximately 19.85% of sales. This decrease is in-line with Management's expectation that as the sales volume increased over break-even point of certain fixed costs in this expense, the ratio would reduce favorably.

Net income for the three months ended March 31, 2000, was approximately $1.9 million, or $0.09 per share (basic), and approximately $1.2 million, or $0.06 per share (basic), for the three months ended March 31, 1999.

The ratio of inventory divided by revenue for the three months ended March 31, 2000 and 1999, was approximately 56.22% and 69.29%, respectively. This decrease is a result of the high turnover after the aftermath of Y2K flight cancellation.

(4)      Liquidity and Capital Resources

For the quarter ended March 31, 2000, and the year ended December 31, 1999, the Company had working capital of approximately $8.2 million and $6.2 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(5)      Monetary Assets and Liabilities Denominated in Thai Baht

As of March 31, 2000 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                               US DOLLARS

Cash and equivalents                                             954,396
Trade Accounts Receivable                                      1,332,839
Refundable value-added-tax                                     1,295,697
Related Parties                                                4,419,031
Deferred income tax assets                                     4,413,653
Restricted deposit                                             5,508,708
Other current assets                                           2,858,478
Other non-current assets                                         202,602


         TYPE OF MONETARY LIABILITY

Bank overdraft & loan                                          5,179,909
Current portion of long-term loan                                 10,673
Accounts Payable                                               7,862,600
Advance from related companies                                    97,269
Concession fees                                                6,245,656
Other current liabilities                                      2,218,644
Long-term loan - net                                              10,337

(6)      Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement requires that certain derivative instruments be recognized in balance sheet at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that adoption will not have a significant impact on financial condition or operating results.

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



KING POWER INTERNATIONAL GROUP CO., LTD.





By: /s/  Vichai Raksriaksorn
   ----------------------------------------------------------------
         Vichai Raksriaksorn, President and Chief Executive Officer
         May 15, 2000





By: /s/  Viratana Suntaranond
   ----------------------------------------------------------------
         Viratana Suntaranond, Chief Financial Officer
         May 15, 2000