Form 10-Q
period 2000-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 2000-08-14
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                  For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2000: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                 Form 10-Q for the Quarterly ended June 30, 2000

                                Table of Contents

                                                                            Page

Part I -  Financial Information
         Item 1 Financial statements                                          3
         Item 2 Management's Discussion and Analysis or Plan of Operation    26

Part II - Other Information
         Item 1 Legal Proceeding                                             34
         Item 2 Changes in Securities                                        34
         Item 3 Defaults Upon Senior Securities                              34
         Item 4 Submission of Matters to a Vote of Securities Holders        34
         Item 5 Other Information                                            34
         Item 6 Exhibits and Reports on Form 8-K                             34

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.




                                        SMITH, JACKSON, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas

August 11, 2000



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
                                                                            June 30,       December 31,
                                                                 Note         2000             1999
                                                                 ----     -----------      -----------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                              $ 3,025,413      $ 2,192,510
   Trade accounts receivable                                                  182,333          179,485
   Refundable value added tax                                                 931,662        1,180,436
   Trade accounts and accrued interest receivable from and
       advances to affiliates, net                                12        6,881,453        5,214,335
   Merchandise inventories - net                                           16,863,656       16,498,754
   Restricted fixed deposits                                       3        5,723,502        3,845,629
   Deferred income tax assets                                     11        3,995,468        4,354,132
   Prepaid expenses                                                5        1,270,375        2,607,962
   Other current assets                                                       387,347          667,209
                                                                          -----------      -----------
                Total current assets                                       39,261,209       36,740,452
Property, plant and equipment - net                                6        4,597,461        5,257,949
Investment and other assets                                                   206,299          214,180
                                                                          -----------      -----------
        TOTAL ASSETS                                                      $44,064,969      $42,212,581
                                                                          ===========      ===========







     The accompanying notes are an integral part of the financial statements




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

-------------------------------------------------------------------------------------------------------
                                                                            June 30,       December 31,
                                                                 Note         2000             1999
                                                                 ----     -----------      -----------
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft and loans from banks                               7     $13,037,916      $10,048,791
  Current portion of long - term loan                               9          33,854           28,089
  Trade accounts payable                                           12       9,142,802       10,003,574
  Accrued concession fees                                        8,12       4,049,064        8,467,028
  Other current liabilities                                                 2,777,486        1,967,996
                                                                          -----------      -----------
                 Total current liabilities                                 29,041,122       30,515,478
Long - term loan - net                                              9         215,263          254,000
                                                                          -----------      -----------
                 Total liabilities                                         29,256,385       30,769,478
                                                                          -----------      -----------
Minority interest                                                             505,822          378,457
Shareholders' equity
  Common stock, $0.001 par value,
       100,000,000 shares authorized,
       20,250,000 shares issued and outstanding                                20,250           20,250
  Additional paid in capital                                               20,848,145       20,848,145
  Retained (deficit)                                                       (5,694,804)      (9,503,916)
  Translation adjustments                                                    (870,829)        (299,833)
                                                                          -----------      -----------
                 Total shareholders' equity                                14,302,762       11,064,646
                                                                          -----------      -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $44,064,969      $42,212,581
                                                                          ===========      ===========





     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Six months ended June 30,       Three months ended June 30,
-----------------------------------------------------------------------------------------------     ----------------------------

                                                          Note         2000             1999             2000             1999
                                                          ----     -----------      -----------     -----------      -----------
Sales revenue                                                      $52,649,919      $42,860,323     $25,115,820      $19,050,663

Cost of sales:
     Cost of merchandise sold                                       25,014,380       20,257,555      11,909,320        9,060,775
     Concession fees                                         8      11,398,115       11,783,937       5,232,504        5,315,822
                                                                   -----------      -----------     -----------      -----------
               Total cost of sales                                  36,412,495       32,041,492      17,141,824       14,376,597
                                                                   -----------      -----------     -----------      -----------

Gross profit                                                        16,237,424       10,818,831       7,973,996        4,674,066
Operating expenses:
     Selling and administrative expenses                            10,129,960        9,378,316       4,942,123        4,651,031
                                                                   -----------      -----------     -----------      -----------
               Total operating expenses                             10,129,960        9,378,316       4,942,123        4,651,031
                                                                   -----------      -----------     -----------      -----------

     Income from operation                                           6,107,464        1,440,515       3,031,873           23,035

Other income (expenses)
     Interest income                                                   104,407          606,713          42,269          194,357
     Interest expenses                                                (549,064)        (668,290)       (285,252)        (293,043)
     Gain (Loss) on foreign exchange - net                             105,544         (144,919)        138,612          (15,275)
     Unrealized gain (loss) on foreign exchange  -  net               (185,270)         368,013        (191,728)         179,397
     Provision for doubtful account                                          -        1,082,131               -          766,487
     Other income                                                      112,932          185,904          68,615          126,398
                                                                   -----------      -----------     -----------      -----------
               Total other revenues (expenses)                        (411,451)       1,429,552        (227,484)         958,321
                                                                   -----------      -----------     -----------      -----------

Net income before income tax                                         5,696,013        2,870,067       2,804,389          981,356

Income tax benefit (expenses)                               11      (1,739,790)        (973,899)       (861,961)        (355,211)
                                                                   -----------      -----------     -----------      -----------
Net income before minority interest                                  3,956,223        1,896,168       1,942,428          626,145
Minority interest                                                     (147,111)         (67,593)        (31,975)         (20,227)
                                                                   -----------      -----------     -----------      -----------
Net income attributed to common shares                             $ 3,809,112      $ 1,828,575     $ 1,910,453      $   605,918
                                                                   ===========      ===========     ===========      ===========

Weighted average number of common shares
    Outstanding                                                     20,250,000       20,250,000      20,250,000       20,250,000

Basic earning per share                                                 $ 0.19           $ 0.09          $ 0.09           $ 0.03





     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                         Six months ended June 30,      Three months ended June 30,
-----------------------------------------------------------------------------------     ---------------------------

                                                           2000             1999             2000             1999
                                                       -----------      -----------     -----------      -----------
Net income attributed to common shares                 $ 3,809,112      $ 1,828,575     $ 1,910,453      $   605,918
Other comprehensive income, before tax:
     Foreign currency translation adjustments             (570,996)          62,911        (459,707)         220,119
                                                       -----------      -----------     -----------      -----------
Comprehensive income                                   $ 3,238,116      $ 1,891,486     $ 1,450,746      $   826,037
                                                       ===========      ===========     ===========      ===========







     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six months ended June 30,       Three months ended June 30,
-----------------------------------------------------------------------------------------------     ----------------------------

                                                                       2000             1999             2000             1999
                                                                   -----------      -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 3,809,112      $ 1,828,575     $ 1,910,453      $   605,918

  Adjustments to reconcile net income to net cash
  Provided (used) by operating activities:
     Depreciation                                                      734,655          697,732         366,629          338,337
     Unrealized loss (gain) on foreign exchange                        185,270         (368,013)        191,728         (179,398)
     Deferred income tax assets                                        358,664          462,005         418,185           38,246
     Provision for doubtful accounts                                         -       (1,082,131)              -         (766,487)
     Decrease (increase) in operating assets:
      Loan and receivables to related companies and directors       (1,657,584)       6,129,505        (839,444)       6,509,823
      Trade accounts receivable                                         24,367           46,387          25,808          (22,467)
      Refundable valued added tax                                      248,774          507,168         364,035          504,585
      Inventories                                                     (364,902)        (986,117)     (1,382,809)      (2,925,512)
      Prepaid expense and other current assets                       1,617,449       (3,882,081)        792,726       (3,842,600)
      Other long term asset                                              6,131          207,325          (2,972)          55,843
     Increase (decrease) in operating liabilities:
      Trade accounts payable                                          (925,111)         971,169        (681,653)       3,379,425
      Accrued concession fees                                       (4,417,964)        (682,256)     (2,196,592)        (780,800)
      Other current liabilities                                        809,490       (1,498,317)        539,758          185,050
      Other liabilities                                                129,115          (56,832)         17,548           (3,057)
                                                                   -----------      -----------     -----------      -----------
              Net cash provided (used) by operating activities     $   557,466      $ 2,294,119     $  (476,600)     $ 3,096,906
                                                                   -----------      -----------     -----------      -----------




     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                     Six months ended June 30,       Three months ended June 30,
-----------------------------------------------------------------------------------------------     ----------------------------

                                                          Note         2000             1999             2000             1999
                                                          ----     -----------      -----------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVES:
  Purchase of fixed assets                                         $   (74,167)     $  (219,630)    $   (37,182)     $  (270,743)
 (Increase) decrease in restricted fixed deposit                    (1,877,873)       1,765,506        (214,794)       3,037,903
                                                                   -----------      -----------     -----------      -----------
     Net cash provided (used) by investing activities               (1,952,040)       1,545,876        (251,976)       2,767,160

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayment) in bank overdrafts, bank loans                2,792,797          (32,788)      2,489,853       (3,992,799)
  Proceeds (repayment) from long-term loan                             (32,972)      (1,306,904)        228,107           15,371
                                                                   -----------      -----------     -----------      -----------
     Net cash provided (used) by financing activities                2,759,825       (1,339,692)      2,717,960       (3,977,428)


Effect of exchange rate changes on cash and cash equivalents          (532,348)          68,658        (438,716)         170,802
                                                                   -----------      -----------     -----------      -----------
Net increase in cash and cash equivalents                              832,903        2,568,961       1,550,668        2,057,440
Cash and cash equivalents - beginning of period                      2,192,510        1,371,739       1,474,745        1,883,260
                                                                   -----------      -----------     -----------      -----------
Cash and cash equivalents - end of period                          $ 3,025,413      $ 3,940,700     $ 3,025,413      $ 3,940,700
                                                                   ===========      ===========     ===========      ===========

Supplement cash flow information
  Cash paid during the period:
    Interest paid                                                  $   496,719      $   778,391     $   240,127      $   696,602
    Income taxes paid                                              $   647,960      $ 1,406,982     $   375,724      $ 1,406,982






     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Accumulated
                                                                     Additional                               Other
                                                 Common Stock         Paid in   Comprehensive   Retained  Comprehensive
                                             Shares       Amount      Capital       Income      Earnings      Income       Total
                                                           US$          US$          US$          US$          US$          US$
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, January 1, 1999                  20,250,000       20,250   20,848,145               (11,916,895)    (200,181)   8,751,319
Net Income                                                                         1,828,575    1,828,575                 1,828,575
Other Comprehensive income, net of tax
 Foreign currency translation adjustment                                              62,911                    62,911       62,911
                                                                                 -----------               -----------  -----------
Comprehensive Income                                                               1,891,486
                                                                                 ===========
Balances, June 30, 1999                    20,250,000       20,250   20,848,145               (10,088,320)    (137,270)  10,642,805
                                          ===========  ===========  ===========               ===========  ===========  ===========

Balances, January 1, 2000                  20,250,000       20,250   20,848,145                (9,503,916)    (299,833)  11,064,646
Net Income                                                                         3,809,112    3,809,112                 3,809,112
Other comprehensive income, net of tax
 Foreign currency translation adjustment                                            (570,996)                 (570,996)    (570,996)
                                                                                 -----------
Comprehensive Income                                                               3,238,116
                                          -----------  -----------  -----------  ===========  -----------  -----------  -----------
Balances, June 30, 2000                    20,250,000       20,250   20,848,145                (5,694,804)    (870,829)  14,302,762
                                          ===========  ===========  ===========               ===========  ===========  ===========




     The accompanying notes are an integral part of the financial statement

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999


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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

         Provision for Doubtful Accounts - Estimated collection losses of the Company are provided for based on the Company's collection experience together with a review of the financial position of each debtor. Where the Company determines reserves are necessary, it will provide an allowance for the total receivable and accrued interest outstanding.
         Marketable Securities - Securities held for trading are marked to market at year-end with the resulting gain or loss being included in current income.
         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transaction are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
         The exchange rates at June 30, 2000, and December 31, 1999, are $1= Thai Baht 39.179 and Baht 37.520, respectively. The average exchange rates for the six months ended June 30, 2000, and 1999 are $1= Thai Baht 38.188 and Baht
37.121 respectively .
         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

       Income Taxes - The Company accounts for income taxes using the liability method, which requires an entity to recognize the deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.
       The Company does not provide for United States income taxes on unremitted earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations.
       Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potentially dilutive securities outstanding.
         Reclassification - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.
         New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133 as amended by Statement of Financial Accounting Standards No.137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This Statement requires that certain derivative instruments to be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. For the year ended December 31, 1999, and the quarter ended June 30, 2000, that adoption does not have a significant impact on financial condition or operating results.

3.  RESTRICTED FIXED DEPOSITS

                                             June 30, 2000      December 31,1999
            Restricted fixed deposits         $ 5,723,502          $ 3,845,629
            Interest rates                   1.00% - 5.00%        3.00% - 5.50%

         As of June 30, 2000, and December 31, 1999, the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.  PREPAID EXPENSES
    Prepaid expenses consist of the following:

                                              June 30, 2000    December 31, 1999

         Prepaid management fee            $      2,297,149    $      3,598,081
         Less Amortization                       (1,148,575)         (1,199,360)
         ----                                   -----------         -----------
                               Total              1,148,574           2,398,721

         Prepaid expenses - other                   121,801             209,241
                                                -----------
                               Total       $      1,270,375    $      2,607,962
                                                ===========         ===========

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

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

6.   PROPERTY, PLANT AND EQUIPMENT - NET

                                               June 30, 2000   December 31,1999
      Land                                  $        670,767 $          700,426
      Building                                       131,898            137,730
      Leasehold improvements                       4,603,017          4,693,023
      Sales office equipment and fixtures          2,319,990          2,317,640
      Vehicles                                       690,486            720,864
      Work in progress                                67,578                  -
                                                 -----------        -----------


             Total cost                            8,483,736          8,569,683
      Less Accumulated depreciation               (3,886,275)        (3,311,734)
      ----                                       -----------        -----------
             Net book value                 $      4,597,461 $        5,257,949
                                                 ===========        ===========

         As of June 30, 2000, and December 31, 1999, land and building are pledged as collateral for credit line of trust receipt and long-term loan from a bank. (Note 7 and Note 9)

7.  BANK OVERDRAFT AND LOANS FROM BANKS

                                               June 30, 2000   December 31,1999
      Bank overdraft                        $      1,392,593 $          484,398
      Trust receipts                              11,645,323          9,564,393
                                                 -----------        -----------
                                            $     13,037,916 $       10,048,791
                                                 ===========        ===========


         As of June 30, 2000, and December 31, 1999, the Company has an overdraft facility with a commercial bank in Thailand totaling Baht 60.74 million ($1,550,320) and Baht 30.74 million ($819,296), respectively, bearing interest at MOR (Minimum Overdraft Rate), plus 1.50% per annum. For the six months ended June 30, 2000, the average rate of MOR was 8.75% - 9.75% per annum and for the year ended December 31,1999, the average rate of MOR was 6.50% - 12.75% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)

         As of June 30, 2000, and December 31, 1999, trust receipts incurred by KPD bear interest at the rates varying from 6.89%-12.75% and 6.17%-12.25% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD together with a related company.



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

Trust receipts at June 30, 2000, are:


                                                             Currencies       Amount    Interest rate (%)
Foreign currency borrowing by subsidiaries in Thailand
      -Under forward contract and T/R              BAHT     174,329,504    $ 4,449,565    9.25-10.50
      -Without forward contract                    USD        5,780,938      5,795,236    9.25-11.07
                                                   CHF          275,515        169,400    6.89-10.25
                                                   DEM           43,468         21,305    8.00-8.11
                                                   ATS          169,820         11,854       7.75
                                                   AUD           25,148         15,206      10.75
                                                   FRF        1,403,529        205,373    7.75-8.00
                                                   HKD        4,152,515        535,760   10.25-12.75
                                                   ITL       38,121,300         18,974      10.00
                                                   BEF        1,007,485         24,164       7.75
                                                   SGD           31,331         18,223      10.00
                                                   EUR          396,602        380,263    7.75-10.25
                                                                           -----------
                                                                           $11,645,323
                                                                           ===========
Trust receipts at December 31, 1999, are:

                                                             Currencies       Amount    Interest rate (%)
Foreign currency borrowing by subsidiaries in Thailand

      -Under forward contract and T/R              BAHT     217,975,088    $ 5,809,571    6.17-12.25
      -Without forward contract                    USD        2,892,560      2,907,192    7.50-11.50
                                                   CHF          290,055        183,289     6.17-7.50
                                                   DEM           12,542          6,512     7.46-7.56
                                                   AUD           29,266         19,280       10.50
                                                   FRF          727,837        112,731       7.50
                                                   HKD        2,135,117        276,894    10.25-12.25
                                                   ITL      367,483,750        192,949       7.50
                                                   GBP            4,903          7,997       9.75
                                                   EUR           47,260         47,978     7.50-7.56
                                                                           -----------
                                                                           $ 9,564,393
                                                                           ===========


8.   CONCESSION FEES
         Accrued concession fees as of June 30, 2000, and December 31, 1999, consist of the following:

                                               June 30, 2000   December 31 ,1999
      - The Customs Department of Thailand   $             -   $         533,049
      - The Airports Authority Of Thailand         4,049,064           7,933,979
                                                   ---------           ---------
                                                   4,049,064           8,467,028
                                                  ==========          ==========

                                               For the six months ended June 30,
                                                     2000                1999
                                                     ----                ----
      Concession fees expense                $    11,398,115   $      11,783,937
                                                  ==========          ==========



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

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

                       KPT                                                   KPD
---------------------------------------------------   -----------------------------------------------
        Airport        Rental, Service   Collateral     Airport and     Rental, Service    Collateral
    Concession fees       & other                         Customs           & other
                          expenses                    Concession fees       expenses
-----------------------------------------------------------------------------------------------------
                  ($ in thousands)                                   ($ in thousands)
Year
----
2000  $ 4,212        $      261           $ 6,794      $     4,920          $    479        $   4,638
2001    8,792               521             6,794           11,631               958            4,798
2002    9,229               511             6,794                -                 -                -
2003    2,251               123             6,788                -                 -                -


         Effective March 19, 1998, the Customs Department of Thailand agreed to waive the concession fees which KPD is required to pay for the duration of KPD's concession through 2001, thus reducing the total amount required.
         For the six months ended June 30, 2000, and 1999, both KPD and KPT were charged penalty fees amounting to $ 374,217 and $ 741,549, respectively, relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand. Of these amounts, $ 223,565 and $ 175,464, respectively, were unpaid at June 30, 2000 and December 31, 1999, and are included in other current liabilities in the accompanying balance sheets.

9.  LONG-TERM LOAN - NET
         Long term liabilities as of June 30, 2000, and December 31, 1999, consist of the following:

                                               June 30, 2000   December 31, 1999
     Long-term loans                          $      233,470    $       253,180
     Installment purchase payable                     15,647             28,909
                                                    --------           --------
                                                     249,117            282,089
     Less Current portion of long-term debt          (33,854)           (28,089)
     ----                                           --------           --------
         Total                                $      215,263    $       254,000
                                                    ========           ========



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

         As of June 30, 2000, and December 31, 1999, long-term loans consist of loans from banks carrying interest rates of 8.75% and 14.75%, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Notes 6)

  Loans are due as follows:
                                              June 30,2000    December 31, 1999
  Installment Purchase Obligation
               2000                      $         4,077    $            16,827
               2001                                6,311                  6,590
               2002                                5,259                  5,492
                                                 -------                -------
                   Total                 $        15,647    $            28,909
                                                 =======                =======

  Long-term Loan Installment Payments


               2000                      $        13,049    $            11,262
               2001                               27,754                 13,174
               2002                               30,282                 15,254
               2003                               33,041                 17,663
               2004                               36,019                 20,443
               Thereafter                         93,325                175,384
                                                 -------                -------
                   Total                 $       233,470    $           253,180
                                                 =======                =======


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

(c) Per the reverse acquisition agreement, 1,200,000 shares of common stock as of June 12, 1997, when the reverse acquisition was effective, represented the other 4 % of equity interests. These 1,200,000 shares of common stock were represented by the following components.

                                           Common Stock
                                           ------------       Additional        Retained    Treasury     Total
                                     Shares      Amount    paid-in capital      earnings     stock     ---------
                                   ---------   ---------   ---------------     ---------   ---------
    Beginning Balance at
    12/31/96                         275,316   $     275     $  151,186        $(143,833)  $  (6,000)  $   1,628
    Form S-8 issuance at
    5/8/97                           924,684         925         69,717                -           -      70,642
    Reissuing of treasury stock            -           -              -                -       6,000       6,000
             Net loss at 6/12/97           -           -              -          (78,270)          -     (78,270)
                                    ---------   ---------    ---------         ---------   ---------   ---------
    Total shareholders' equity
    At June 12, 1997                1,200,000   $   1,200    $ 220,903         $(222,103)  $       -   $
                                    =========   =========    =========         =========   =========   =========





            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

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

11.  INCOME TAX
        The provision for income taxes consist of the following:
                                              June 30, 2000      June 30, 1999
           Current income tax (Payable)   $                  $
                     United States                       -                  -
                      Foreign                   (1,381,126)          (539,793)
                                                ----------         ----------
                                                (1,381,126)          (539,793)
                                                ----------         ----------
           Deferred income tax
                     United States                       -                  -
                      Foreign                     (358,664)          (434,106)
                                                ----------         ----------
                                                  (358,664)          (434,106)
                                                ----------         ----------
           Net income tax expense         $     (1,739,790)  $       (973,899)
                                                ==========         ==========

         Pre-tax income for foreign companies for the quarter ended June 30, 2000, was $ 5,799,300. Current taxes payable are included in other current liabilities.

         The components of deferred income tax assets and liabilities were:
                                                       June 30,  2000  December 31,1999
  Reserves for bad debts and investment obsolescence    $  4,248,230     $  4,423,804
  Net operating loss carried forward                         222,060          369,019
                                                           ---------        ---------
                                                           4,470,290        4,792,823
  Less Valuation allowance                                  (474,822)        (438,691)
  -----                                                    ---------        ---------
  Deferred income tax assets                            $  3,995,468     $  4,354,132
                                                           =========        =========


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                               For the six months ended June, 30
                                                  2000                     1999
                                                 -----                    -----
  Standard income tax rate                       35.00%                   30.00%
  Foreign tax rate difference                    (4.46%)                   3.70%
                                                 -----                    -----
  Effective income tax rate                      30.54%                   33.70%
                                                 =====                    =====

         As of June 30, 2000, and December 31, 1999, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $ 222,060 and $ 369,019, respectively, that expire in years 2000 through 2004. (A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.)



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

12. RELATED PARTIES AND DIRECTORS TRANSACTIONS
         The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at June 30, 2000, and December 31, 1999, with related companies and directors are as follows ($ in thousands)

                                                                                     As at June 30, 2000
                                                      Account     Loans and receivables to related     Management           Accounts
                                                     Receivable       companies and Directors       fee receivables          payable
                                                    -----------   --------------------------------  ---------------         --------
                                                                       Loans         Interest and                     Total
                                                                                         other
                                                                                      receivables
Second Quarter, 2000
King Power International Co., Ltd.                        1,749         5,629                222             -        7,600       28
Forty Seven Co., Ltd.                                         -         2,659                531             -        3,190        -
Downtown D.F.S. (Thailand) Co., Ltd.                        432         2,486                228         2,355        5,501        -
King Power Duty Free (CBO) Ltd.                               -         1,048                 45             -        1,093        -
Top China Group Co., Ltd.                                     -           255                  3             -          258        -
Lengle (Thailand) Co., Ltd.                                   -           919                 52             -          971        -
Lengle TAT Phanom Phen Duty Free                             51             -                  -             -           51        -
Grand Enterprise and Trading Partnership                      -           259                 10             -          269        -
King Power On Board Sales and Services Co., Ltd.             16         1,717                  -             -        1,733      160
Thai Nishigawa International Co., Ltd.                        -             -                  -             -            -       60
Niji (Thailand) Co., Ltd.                                     -             -                  -             -            -       20
                                                    -----------   -----------        -----------   -----------  -----------  -------
                                                          2,248        14,972              1,091         2,355       20,666      268
Directors - to/(from)                                         -             -                  -             -            -        -
                                                    -----------   -----------        -----------   -----------  -----------  -------
                                                          2,248        14,972              1,091         2,355       20,666      268
Less Allowance for doubtful accounts:                         -             -                  -             -            -        -
----
         Related companies                               (1,442)       (9,413)              (575)       (2,355)     (13,785)       -
         Directors                                            -             -                  -             -            -        -
                                                    -----------   -----------        -----------   -----------  -----------  -------
                                                         (1,442)       (9,413)              (575)       (2,355)     (13,785)       -
                                                    -----------   -----------        -----------   -----------  -----------  -------
Total                                                       806         5,559                516             -        6,881      268
                                                    ===========   ===========        ===========   ===========  ===========  =======






            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

                                                                                        As of December 31, 1999
                                                       Account     Loans and receivables to related     Management          Accounts
                                                     Receivable       companies and Directors       fee receivables          payable
                                                    -----------   --------------------------------  ---------------         --------
                                                                       Loans         Interest and                   Total
                                                                                         other
                                                                                      receivables
1999
King Power International Co., Ltd.                        2,613         3,340                207             -        6,160      222
Forty Seven Co., Ltd.                                         -         2,777                541             -        3,318        -
Downtown D.F.S. (Thailand) Co., Ltd.                        451         2,596                226         2,459        5,732        1
King Power Duty Free (CBO) Ltd.                               -         1,079                 36             -        1,115        -
Top China Group Co., Ltd.                                     -           267                  -             -          267        -
Lengle (Thailand) Co., Ltd.                                   -           960                 49             -        1,009        -
Lengle TAT Phanom Phen Duty Free                             44             -                  -             -           44        -
Grand Enterprise and Trading Partnership                      -           270                 10             -          280        -
King Power On Board Sales and Services Co., Ltd.             11         1,628                  1             -        1,640       11
Thai Nishigawa International Co., Ltd.                        -             -                  -             -            -       45
Niji (Thailand) Co., Ltd.                                     9             -                  -             -            9       27
                                                    -----------   -----------        -----------   -----------  -----------  -------
                                                          3,128        12,917              1,070         2,459       19,574      306
Directors - to/(from)                                         -             -                  -             -            -        -
                                                    -----------   -----------        -----------   -----------  -----------  -------
                                                          3,128        12,917              1,070         2,459       19,574      306
Less Allowance for doubtful accounts:                         -             -                  -             -            -        -
----
         Related companies                               (1,240)      (10,066)              (595)       (2,459)     (14,360)       -
         Directors                                            -             -                  -             -            -        -
                                                    -----------   -----------        -----------   -----------  -----------  -------
                                                         (1,240)      (10,066)              (595)       (2,459)     (14,360)       -
                                                    -----------   -----------        -----------   -----------  -----------  -------
Total                                                     1,888         2,851                475             -        5,214      306
                                                    ===========   ===========        ===========   ===========  ===========  =======


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As at June 30, 2000, and December 31, 1999, there are accrued concession fees amounting to $ 3,037,822 and $ 7,933,979, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

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

         The Company had operating transactions with related parties and directors as follows ($ in thousands):

                                                  Related Companies
                                             For the six months ended June 30,
                                                2000                     1999
                                                ----                     ----
              Sales                   $          394        $           1,244
              Interest income                     52                      449
              Purchase                           597                    1,542
              Concession fees                  6,373                    5,862

                                                         Directors
                                              For the six months ended June 30,
                                                2000                     1999
                                                ----                     ----
              Interest income         $            -        $              16

13.  COMMITMENTS AND CONTINGENT LIABILITIES
        Lease commitments
         As of December 31, 1998, KPG Thai had a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transferred the rights of the following lease agreements to KPT and KPD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:
         -KPT has made lease agreement with SIAM TOWER to lease 26th floor starting from January 1, 1999, to October 31, 2000.
         -KPD has made lease agreement with SIAM TOWER to lease 27th floor starting from January 1,1999, to October 31, 2000.
         KPT and KPD have made lease agreement with the third party starting from April 1, 1998, to December 31, 2001.
         Lease and service charge committment are due as follows:

                                                   KPT                     KPD
                                                   ---                     ---
                            2000        $        62,662        $         99,488
                            2001        $         7,657        $        104,280

         Letter of guarantees
         As of June 30, 2000, and December 31, 1999, KPT and KPD were contingently liable for bank guarantees totaling $12.95 million and $12.68 million, respectively, issued in favor of the Excise Department and the Airport Authority of Thailand as a performance bond.
         Unused letters of credit
         As of June 30, 2000, and December 31, 1999, KPD has unused letters of credit amounting to $3.60 million and $3.19 million, respectively.



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

         Pledge of subsidiary stock
         Subsequent to year end the Company applied for a new line of credit. As a part of this application, the Company agreed to pledge its stock in both KPT and KPD as collateral. The line of credit application is still in process.

14.   SEGMENT FINANCIAL INFORMATION
The following segment information of the Company for June 30, 2000,and 1999, are disclosed in accordance with Statement of Financial Accounting Standard No.131
("SFAS 131"). Information by legal entities is the reportable segment under SFAS
131 because each entity is reported separately for management ($ in thousands).

                                                                For the six months ended June 30, 2000
                                                 Duty            Tax            All            Adjustment      Consolidated
                                                 Free            Free          Other              And
                                                Retail          Retail                        Elimination
                                              -----------     ----------     ----------      --------------    ------------
Segment Information                                US $           US $           US $             US $              US $
-------------------
- Revenue from external customers                38,160         14,566              -               (76)            52,650
- Cost of merchandise sold                       18,788          6,302              -               (76)            25,014
- Concession fees                                 6,373          5,025              -                 -             11,398
- Gross profit                                   12,999          3,239              -                 -             16,238
- Interest Income                                    74             14                                -                104
                                                                                   16

- Interest expense                                  532             17              -                 -                549
- Segment net income (loss)                       2,899          1,161          3,808            (3,912)             3,956
- Segment total assets                           35,942         13,751         14,714           (20,342)            44,065
- Expenditures for segment assets                    76                             -                (4)                74
                                                                     2

- Depreciation                                      544            191              -                 -                735
- Unrealized gain (loss) on exchange              (214)             19             10                 -               (185)
- Deferred tax                                    2,670          1,302             23                 -              3,995

                                                                                                Revenue         Long-lived
                                                                                                                  Assets
                                                                                             --------------    ------------
  Geographical Information                                                                        US $               US $
  ------------------------
  Bangkok                                                                                        50,611              4,641
  Northern Thailand region                                                                          293                 45
  Southern Thailand region                                                                        1,746                118
                                                                                             --------------    ------------
      Total                                                                                      52,650              4,804
                                                                                             ==============    ============







            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

                                                                    For the six months ended June 30, 1999
                                                 Duty            Tax            All            Adjustment      Consolidated
                                                 Free            Free          Other              And
                                                Retail          Retail                        Elimination
                                              -----------     ----------     ----------      --------------    ------------
Segment Information                                US $           US $           US $              US $             US $
-------------------
- Revenue from external customers                29,371         13,489              -                 -           42,860
- Cost of merchandise sold                       13,948          6,310              -                 -           20,258
- Concession fees                                 5,862          5,922              -                 -           11,784
- Gross profit                                    9,562          1,257              -                 -           10,819
- Interest Income                                   564             86             48               (91)             607
- Interest expense                                  659              9             91               (91)             668
- Segment net income (loss)                       1,329            742          1,890            (2,133)           1,828
- Segment total assets                           40,331         16,919         12,925           (23,207)          46,968
- Expenditures for segment assets                   729            342              -                 -            1,071
- Depreciation                                      539            159              -                 -              698
- Unrealized gain (loss) on exchange                366             (4)             6                 -              368
- Deferred tax                                    2,430          1,540             32                 -            4,002


                                                                                                 Revenue        Long-lived
                                                                                                                  Assets
                                                                                             --------------    ------------
Geographical Information                                                                           US$               US$
------------------------
Bangkok                                                                                          41,169            2,136
Northern Thailand region                                                                            255                6
Southern Thailand region                                                                          1,436               25
                                                                                             --------------    ------------
     Total                                                                                       42,860            2,167
                                                                                             ==============    ============




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

(1)               Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended June 30, 1999:

          Net realized gain on foreign exchange                $0.1 million
          Net unrealized loss on foreign exchange              $0.2 million

The calculation of unrealized foreign exchange loss of $0.2 million is shown in charts labeled A and B, respectively.

                                     CHART A

The  calculation  of  Unrealized  gain on foreign  exchange  of US$ = 75,396 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:

Unrealized gain on Account receivable as of 06/30/2000
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                06/30/00             Baht
---------------------- ------------------ -------------------- ----------------
      Swiss Franc            3,600.00             23.8300           85,788
---------------------- ------------------ -------------------- ----------------
  German Deutschmark         7,441.10             59.1581          440,201
---------------------- ------------------ -------------------- ----------------
      US Dollar             71,858.98             39.0656        2,807,214
---------------------- ------------------ -------------------- ----------------
         Total                                                   3,333,203
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                       3,537,959
                                                               ----------------
Unrealized loss from account receivable 30/06/00                 (204,756)
                                                               ----------------
Unrealized gain from account receivable 01/01/00                 1,244,035
Net unrealized gain from account receivable 30/06/00
                                                               ----------------
                                                                 1,039,279
                                                               ----------------







Unrealized gain on advanced as at 06/30/00

-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                06/30/00             Baht
---------------------- ------------------ -------------------- ----------------
    BAHT CURRENCY         10,027,036.68          39.179             255,929
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                          265,463
                                                               ----------------
Net unrealized gain on advanced 30/06/00                              9,534
                                                               ----------------

Unrealized gain on cash on hand as at 06/30/00
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                06/30/00             Baht
---------------------- ------------------ -------------------- ----------------
   Australian Dollar        10,132.94            23.2710            235,804
---------------------- ------------------ -------------------- ----------------
      Swiss Franc                   -            22.6742                  0
---------------------- ------------------ -------------------- ----------------
  China Renminbi Yuan       24,825.00             4.5544            113,063
---------------------- ------------------ -------------------- ----------------
  German Deutschmark         2,450.00            18.9434             46,411
---------------------- ------------------ -------------------- ----------------
     French Franc            2,700.00             5.6445             15,240
---------------------- ------------------ -------------------- ----------------
British Pound Sterling      47,161.17            59.1581          2,789,965
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar        742,031.10             4.9968          3,707,781
---------------------- ------------------ -------------------- ----------------
     Japanese Yen       10,037,824.00             0.368720        3,701,146
---------------------- ------------------ -------------------- ----------------
      Korean Won         1,052,000.00             0.0350             36,820
---------------------- ------------------ -------------------- ----------------
   Malaysia Ringgit            497.00            10.2242              5,081
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar          5,101.00            22.4546            114,541
---------------------- ------------------ -------------------- ----------------
   Taiwanese Dollar      1,438,800.00             1.2702          1,827,564
---------------------- ------------------ -------------------- ----------------
    Canadian Dollar                 -            25.8612                  0
---------------------- ------------------ -------------------- ----------------
       US Dollar           292,066.43            39.0656         11,409,750
---------------------- ------------------ -------------------- ----------------
        Total                                                    24,003,166
-------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                       22,404,946
                                                               ----------------
Unrealized gain on cash in hand in foreign currency 06/30/00      1,598,220
                                                               ----------------
Unrealized loss on cash in hand in foreign currency 01/01/00       (122,343)
                                                               ----------------
Net unrealized gain on cash in hand in foreign
 currency 06/30/00                                                1,475,877
                                                               ----------------
PLUS: Net unrealized gain on account receivable foreign
 currency 06/30/00                                                1,039,279
                                                               ----------------
Net unrealized gain on exchange rate as at 06/30/00               2,515,156
                                                               ----------------
                                            US$ = 75,396   (US$1 = 38.1880 Baht)
                                                           --------------------

                                     CHART B

The  calculation  of  Unrealized  loss on foreign  exchange of US$ = 260,666 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Unrealized loss on loan from bank (trust Receipt) as at 06/30/00
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                06/30/00             Baht
---------------------- ------------------ -------------------- ----------------
   Austria Shilling          169,819.69          2.7348              464,423
---------------------- ------------------ -------------------- ----------------
   Australian Dollar          25,148.22         23.6892              595,741
---------------------- ------------------ -------------------- ----------------
     Belgium Franc         1,007,485.00          0.9397              946,734
---------------------- ------------------ -------------------- ----------------
      Swiss Franc            275,515.40         24.0891            6,636,918
---------------------- ------------------ -------------------- ----------------
  German Deutschmark          43,467.90         19.2025              834,692
---------------------- ------------------ -------------------- ----------------
      Euro Dollar            396,602.36         37.5650           14,898,368
---------------------- ------------------ -------------------- ----------------
      French Franc         1,403,528.90          5.7329            8,046,291
---------------------- ------------------ -------------------- ----------------
British Pound Sterling                -         60.6426                    0
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar        4,152,515.35          5.0549           20,990,550
---------------------- ------------------ -------------------- ----------------
     Italian Lire         38,121,300.00          0.0195              743,365
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar           31,331.44         22.7879              713,978
---------------------- ------------------ -------------------- ----------------
      US Dollar            5,780,937.95         39.2759          227,051,541
---------------------- ------------------ -------------------- ----------------
Total                                                            281,922,601
                                                               ----------------
BALANCE PER GENERAL LEDGER                                       277,805,140
                                                               ----------------
Unrealized loss from loan from Bank in foreign
 currency 06/30/00                                                (4,117,461)
                                                               ----------------
Unrealized loss from loan from bank in foreign
 currency 01/01/00                                                (3,379,893)
                                                               ----------------
Net unrealized loss from loan from Bank in foreign
  currency 30/06/00                                               (7,497,354)
                                                               ----------------

Unrealized loss on Account payable as at 06/30/00
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                06/30/00             Baht
---------------------- ------------------ -------------------- ----------------
   Austria Shilling         (10,597.60)          2.7348             (28,982)
---------------------- ------------------ -------------------- ----------------
      Swiss Franc            11,993.30          24.0891             288,908
---------------------- ------------------ -------------------- ----------------
  German Deutschmark         33,918.84          19.2025             651,327
---------------------- ------------------ -------------------- ----------------
      French Franc          613,753.82           5.7329           3,518,589
---------------------- ------------------ -------------------- ----------------
British Pound Sterling       21,750.00          59.7879           1,300,387
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar       6,849,171.70           5.0549          34,624,638
---------------------- ------------------ -------------------- ----------------
     Italian Lire        18,199,778.00           0.0195             354,896
---------------------- ------------------ -------------------- ----------------
  Netherland Guilder         63,846.00          17.0457           1,088,300
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar          (3,485.73)         22.7879             (79,432)
---------------------- ------------------ -------------------- ----------------
      US Dollar           1,190,568.87          39.2759          46,760,664
---------------------- ------------------ -------------------- ----------------
Total                                                            88,479,295
-------------------------------------------------------------------------------
BALANCE PER GENERAL LEDGER                                       90,674,048
                                                               ----------------
Unrealized loss from Account payable in foreign
 currency 06/30/00                                                2,194,753
                                                               ----------------
Unrealized loss from Account payable in foreign
 currency 01/01/00                                               (4,651,712)
                                                               ----------------
Net unrealized loss from account payable in foreign
 currency 30/06/00                                               (2,456,959)
                                                               ----------------
Net unrealized loss from loan from Bank
 (Trust receipt) 06/30/00                                        (7,497,354)
                                                               ----------------
Net unrealized exchange loss as of 30/06/00                      (9,954,313)
                                                               ----------------
                                             US$ = (260,666)
                                       (US$1 = 38.1880 Baht)



NET FOR UNREALIZED GAIN / LOSS EXCHANGE OF 06/30/00
---------------------------------------------------
                                                       (BAHT)           (US)
                                                     -----------     -----------
Net unrealized exchange gain as of 30/06/00           2,515,156
Net unrealized loss on exchange rate as at 30/06/00  (9,954,313)
                                                     ----------
     NET UNREALIZED EXCHANGE                         (7,439,157)       (194,804)
                                                     ----------
Net unrealized exchange GAIN KPG(US) as of 30/06/00                       9,534
                                                                     -----------
     NET UNREALIZED EXCHANGE                                           (185,270)
                                                                     -----------

(3)     Results of operations, comparing six months ended June 30, 2000 and 1999

Sales revenue for the six months ended June 30, 2000, was approximately $52.6 million compared to approximately $42.9 million for 1999. This increase is directly attributable to the continual growth in number of tourists entering into Thailand and the promotional sales discount implemented to attract a larger customer base. Commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. As a result, the number of passengers traveling through Bangkok International Airport during the first half of 2000 has increased 9.48% from the same period last year. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period. In addition to the "Amazing Thailand" campaign, during the first half of 2000, the Company launched promotional sales discounts in order to capture new and larger base customer groups who are price sensitive. By implementing this strategy, Management believes that the sales volume will continue to grow and will ultimately result positively on the Company's operating profit.

The cost of merchandise sold for the six months ended June 30, 2000, and 1999, was approximately $25.0 million and $20.3 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold and the current campaign on promotional sales discount of products sold in both subsidiaries where more units of merchandise were sold with slightly less profit margin. However, due to the lower concession fees paid to the Airport Authorities of Thailand (AAT), comparing the six months ended June 30, 2000, to the same period in 1999, the ratio of concession fees paid to sales revenue fell from 27.49% in 1999 to 21.65% in 2000. This decrease is a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary and due to the concession fee structure of KPT being based on a fixed amount. Management anticipates a further reduction in these fees may result from the increase in sales volume generated from the upcoming high seasons during the last half of the year.

Selling and administrative expenses also increased due to the higher volume of sales resulting from the implementation of promotional sales discount. These expenses were approximately $10.1 million for the six months ended June 30, 2000, and approximately $9.4 million for the same period in 1999. In terms of percentage of sales, 2000 expenses were approximately 19.24% of sales and 1999 expenses were approximately 21.88% of sales. This percentage decrease confirms Management's expectation that the sales volume increase over the break-even point of certain fixed costs in these expenses, would favorably reduce the expense ratio to sales.

Net income for the six months ended June 30, 2000, was approximately $3.8 million, or $0.19 per share (basic), and approximately $1.8 million, or $0.09 per share (basic), for the six months ended June 30, 1999.

The ratio of inventory divided by revenue for the six months ended June 30, 2000 and 1999, was approximately 32.03% and 37.09%, respectively. This decrease is a result of the high turnover due to the sales promotional campaign coupled with an increased number of tourists entering Thailand.

(4)   Results of operations, comparing three months ended June 30, 2000 and 1999

Sales revenue for the three months ended June 30, 2000, was approximately $25.1 million compared to approximately $19.1 million for 1999. This increase is directly attributable to the continual growth in number of tourist entering into Thailand and the promotional sales discount to attract larger customer base as mentioned above. Numbers of passengers traveling through Bangkok International Airport during the months of April through June, 2000, has increased 11.48% from the same period last year.

The cost of merchandise sold for the three months ended June 30, 2000, and 1999, was approximately $11.9 million and $9.1 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold and the current campaign on promotional sales discounts of products sold in both subsidiaries where more units of merchandise were sold with slightly less profit margin. The concession fees paid to the AAT, comparing the three months ended June 30, 2000, to the same period in 1999, the ratio of concession fees paid to sales revenue reduced from 27.90% in 1999 to 20.84% in 2000. This decrease is a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary and due to concession fee structure of KPT is based on fixed amount. Management anticipates a further reduction in these fees may result from the increase in sales volume generated from the upcoming high seasons during the last half of the year.

Selling and administrative expenses were approximately $4.9 million for the three months ended June 30, 2000, and approximately $4.7 million for the same period in 1999. In terms of percentage of sales, 2000 expenses were approximately 19.68% of sales and 1999 expenses were approximately 24.41% of sales. This decrease is in-line with Management's expectation as to the sale volume increased over break-even point of certain fixed cost in this expenses, the ratio will reduce favorably.

Net income for the three months ended June 30, 2000, was approximately $1.9 million, or $0.09 per share (basic), and approximately $0.6 million, or $0.03 per share (basic), for the three months ended June 30, 1999.

(5)  Liquidity and Capital Resources

For the quarter ended June 30, 2000, and the year ended December 31, 1999, the Company had working capital of approximately $10.2 million and $6.2 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets, coupled with reduction in current liabilities. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(6)  Monetary Assets and Liabilities Denominated in Thai Baht

As of June 30, 2000, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET               US DOLLARS

Cash and equivalents                           2,406,350
Trade Accounts Receivable                        903,279
Refundable value-added-tax                       931,662
Related Parties                                5,559,266
Deferred income tax assets                     3,995,468
Restricted deposit                             5,723,502
Other current assets                           2,067,042
Other non-current assets                         204,169


         TYPE OF MONETARY LIABILITY

Bank overdraft & loan                          5,842,158
Current portion of long-term loan                 33,854
Accounts Payable                               6,884,467
Advance from related companies                         -
Concession fees                                4,049,064
Other current liabilities                      2,726,318
Long-term loan - net                             215,263


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

Item 1 -  Legal Proceedings
                  None

Item 2 - Changes in Securities
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June, 2000.

The following six persons were elected as Directors to serve for a year.

NAME                            VOTES FOR                 VOTES AGAINST

Vichai Raksriaksorn            19,201,474                      142
Viratana Suntaranond           19,201,474                      142
Aimon Boonkhundha              19,201,474                      142
Suwan Panyapas                 19,201,474                      142
Dharmnoon Prachuabmoh          19,201,474                      142
Pong Chewananth                19,201,474                      142

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.

KING POWER INTERNATIONAL GROUP CO., LTD.





By:  /s/ Vichai Raksriaksorn
    -------------------------------------------------------------
       Vichai Raksriaksorn, President and Chief Executive Officer
       August 11, 2000

By:  /s/ Viratana Suntaranond
    -------------------------------------------------------------
       Viratana Suntaranond, Chief Financial Officer
       August 11, 2000