Form 10-Q
period 2000-09-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 2000-11-14
CIK 787690

FORM 10-Q

--------------------------------------------------------------------------------
                For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 10, 2000: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

              Form 10-Q for the Quarterly ended September 30, 2000

                                Table of Contents

                                                                            Page

Part I -  Financial Information
         Item 1 Financial statements                                           3
         Item 2 Management's Discussion and Analysis or Plan of Operation     24

Part II - Other Information
         Item 1 Legal Proceeding                                              31
         Item 2 Changes in Securities                                         31
         Item 3 Defaults Upon Senior Securities                               31
         Item 4 Submission of Matters to a Vote of Securities Holders         31
         Item 5 Other Information                                             31
         Item 6 Exhibits and Reports on Form 8-K                              31

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of September 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.

                                                 SMITH, JACKSON, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas

November 10, 2000

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                 Note September 30, December 31,
                                                          2000          1999
                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $ 1,862,849   $ 2,192,510
  Trade accounts receivable                               244,992       179,485
  Refundable value added tax                              867,688     1,180,436
  Trade accounts and accrued interest receivable
    from and advances to related companies        10    9,064,104     5,214,335
  Merchandise inventories - net                        16,736,611    16,498,754
  Restricted fixed deposits                        3    5,880,547     3,845,629
  Deferred income tax assets                       9    3,704,603     4,354,132
  Prepaid expenses                                        614,687     2,607,962
  Other current assets                                    322,720       667,209
                                                       ----------    ----------
             Total current assets                      39,298,801    36,740,452
Property, plant and equipment - net                5    4,295,719     5,257,949
Investment and other assets                               208,165       214,180
                                                       ----------    ----------
        TOTAL ASSETS                                  $43,802,685   $42,212,581
                                                       ==========    ==========






                         See Accountant's Review Report.
     The accompanying notes are an integral part of the financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
--------------------------------------------------------------------------------
                                               Note   September 30, December 31,
                                                           2000         1999
                                                       (Unaudited)


    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft and loans from banks            6     $11,537,796  $10,048,791
  Current portion of long - term loan            8          31,048       28,089
  Trade accounts payable                        10       9,070,079   10,003,574
  Advances from directors                       10       1,391,668            -
  Accrued concession fees                      7, 10     2,270,836    8,467,028
  Other current liabilities                              3,373,948    1,967,996
                                                        ----------   ----------
            Total current liabilities                   27,675,375   30,515,478
Long - term loan - net                           8         191,572      254,000
                                                        ----------   ----------
            Total liabilities                           27,866,947   30,769,478
                                                        ----------   ----------
Minority interest                                          581,834      378,457
Shareholders' equity
  Common stock, $0.001 par value,
    100,000,000 shares authorized,
    20,250,000 shares issued and outstanding                20,250       20,250
  Additional paid in capital                            20,848,145   20,848,145
  Retained (deficit)                                    (3,521,092)  (9,503,916)
  Translation adjustments                               (1,993,399)    (299,833)
                                                        ----------   ----------
                 Total shareholders' equity             15,353,904   11,064,646
                                                        ----------   ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $43,802,685  $42,212,581
                                                        ==========   ==========






                         See Accountant's Review Report.
     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Nine months ended September 30,  Three months ended September 30,
----------------------------------------------------------- -------------------------------  --------------------------------

                                                       Note      2000               1999            2000             1999
                                                       ---- ------------       ------------    ------------     ------------
Sales revenue                                               $ 79,233,573       $ 63,171,833    $ 26,583,654     $ 20,311,510

Cost of sales:
     Cost of merchandise sold                                 38,144,747         29,770,984      13,130,367        9,513,429
     Concession fees                                    7     16,247,188         16,872,477       4,849,073        5,088,540
                                                            ------------       ------------    ------------     ------------
               Total cost of sales                            54,391,935         46,643,461      17,979,440       14,601,969
                                                            ------------       ------------    ------------     ------------

Gross profit                                                  24,841,638         16,528,372       8,604,214        5,709,541
Operating expenses:
     Selling and administrative expenses                      15,148,652         15,464,932       5,018,692        6,086,616
                                                            ------------       ------------    ------------     ------------
               Total operating expenses                       15,148,652         15,464,932       5,018,692        6,086,616
                                                            ------------       ------------    ------------     ------------

     Income from operation                                     9,692,986          1,063,440       3,585,522         (377,075)


Other income (expenses)
     Interest income                                             222,633            766,387         118,226          159,674
     Interest expenses                                          (817,784)          (898,524)       (268,720)        (230,234)
     Gain (Loss) on foreign exchange - net                        10,696            130,733         (94,848)         275,652
     Unrealized gain (loss) on foreign exchange - net           (268,898)          (162,998)        (83,628)        (531,011)
     Provision for doubtful account                                 --              962,609            --           (119,522)
     Other income                                                151,876            238,727          38,944           52,823
                                                            ------------       ------------    ------------     ------------
               Total other revenues (expenses)                  (701,477)         1,036,934        (290,026)        (392,618)
                                                            ------------       ------------    ------------     ------------


Net income before income tax                                   8,991,509          2,100,374       3,295,496         (769,693)

Income tax benefit (expenses)                           9     (2,743,695)          (385,873)     (1,003,905)         588,026
                                                            ------------       ------------    ------------     ------------
Net income before minority interest                            6,247,814          1,714,501       2,291,591         (181,667)
Minority interest                                               (264,990)            (2,581)       (117,879)          65,012
                                                            ------------       ------------    ------------     ------------
Net income attributed to common shares                         5,982,824          1,711,920       2,173,712         (116,655)
                                                            ============       ============    ============     ============

Weighted average number of common shares
    Outstanding                                               20,250,000         20,250,000      20,250,000       20,250,000

Basic earning per share                                     $       0.30       $       0.08    $       0.11     $     (0.006)





                         See Accountant's Review Report.
     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                               Nine months ended September 30,  Three months ended September 30,
---------------------------------------------- -------------------------------  --------------------------------

                                                    2000              1999           2000               1999
                                                -----------       -----------    -----------        -----------
Net income attribute to common shares           $ 5,982,824       $ 1,711,920    $ 2,173,712        $  (116,655)
Other comprehensive income, before tax:
     Foreign currency translation adjustments    (1,693,566)       (1,008,056)    (1,122,570)        (1,070,968)
                                                -----------       -----------    -----------        -----------

Comprehensive income                            $ 4,289,258       $   703,864    $ 1,051,142        $ 1,187,623
                                                ===========       ===========    ===========        ===========






                         See Accountant's Review Report.
     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine months ended September 30,  Three months ended September 30,
--------------------------------------------------------------    -------------------------------  --------------------------------
                                                            Note       2000               1999            2000            1999
                                                                  ------------       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  5,982,824       $  1,711,920    $  2,173,712    $   (116,655)


     Adjustments to reconcile net income to net cash
     Provided (used) by operating activities:
          Depreciation                                               1,097,628          1,093,203         362,973         395,471
          Unrealized loss (gain) on foreign exchange                   268,898            162,998          83,628         531,011
          Deferred income tax assets                                   649,529            466,272         290,865           4,267
          Provision for doubtful accounts                                 --             (962,609)           --           119,522
          Decrease (increase) in operating assets:
             Loan and receivables to related companies              (3,819,588)        10,998,403      (2,162,004)      4,868,898
             Trade accounts receivable                                 (30,951)            84,665         (55,318)         38,278
             Refundable valued added tax                               312,748            861,527          63,974         354,359
             Inventories                                              (237,857)         1,570,202         127,045       2,556,319
             Prepaid expense and other current assets                2,337,763         (2,635,595)        720,314       1,246,486
             Other long term asset                                       1,383            154,871          (4,748)        (52,454)
          Increase (decrease) in operating liabilities:
             Trade accounts payable                                 (1,117,320)        (2,769,047)       (192,209)     (3,740,216)
             Advances from directors                                 1,391,668               --         1,391,668            --
             Accrued concession fees                                (6,196,191)        (3,227,197)     (1,778,227)     (2,544,941)
             Other current liabilities                               1,405,952         (3,008,713)        596,462      (1,510,396)
             Other liabilities                                         208,009           (131,216)         78,894         (74,384)
                                                                  ------------       ------------    ------------    ------------
                         Net cash provided (used) by
                                 Operating activities             $  2,254,495       $  4,369,684    $  1,697,029    $  2,075,565
                                                                  ------------       ------------    ------------    ------------




                         See Accountant's Review Report.
     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                   Nine months ended September 30,  Three months ended September 30,
-----------------------------------------------------------------  -------------------------------  --------------------------------

                                                             Note        2000           1999               2000           1999
                                                             ----    -----------    -----------        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                        $  (135,398)   $   150,182        $   (61,231)   $   369,812
    (Increase) decrease in restricted fixed deposit                   (2,034,918)     2,064,595           (157,045)       299,089
                                                                     -----------    -----------        -----------    -----------
           Net cash provided (used) by investing activities           (2,170,316)     2,214,777           (218,276)       668,901

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayment) in bank overdrafts, bank loans               1,277,245     (3,376,827)        (1,515,552)    (3,344,039)
     Proceeds (repayment) from long-term loan                            (59,469)    (1,362,252)           (26,497)       (55,348)
                                                                     -----------    -----------        -----------    -----------
           Net cash provided (used) by financing activities            1,217,776     (4,739,079)        (1,542,049)    (3,399,387)

Effect of exchange rate changes on cash and cash
        Equivalents                                                   (1,631,616)      (941,346)        (1,099,268)    (1,010,004)
                                                                     -----------    -----------        -----------    -----------
Net increase in cash and cash equivalents                               (329,661)       904,036         (1,162,564)    (1,664,925)
Cash and cash equivalents - beginning of period                        2,192,510      1,371,739          3,025,413      3,940,700
                                                                     -----------    -----------        -----------    -----------
Cash and cash equivalents - end of period                            $ 1,862,849    $ 2,275,775        $ 1,862,849    $ 2,275,775
                                                                     ===========    ===========        ===========    ===========

Supplement cash flow information
     Cash paid during the period:
           Interest paid                                             $  805,989     $   954,599        $   318,730    $   176,208
           Income taxes paid                                         $1,172,630     $ 2,592,324        $   541,317    $ 1,185,342



                         See Accountant's Review Report.
     The accompanying notes are an integral part of the financial statements



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                    Additional                                 Other
                                                 Common Stock        Paid in    Comprehensive  Retained    Comprehensive
                                             Shares      Amount      Capital       Income      Earnings       Income        Total
                                                           US$          US$          US$           US$          US$          US$
                                           ----------  ----------   ----------   ----------   ----------    ----------   ----------
Balances, January 1, 1999                  20,250,000      20,250   20,848,145                (11,916,895)    (200,181)   8,751,319
Net Income                                                                        1,711,920     1,711,920                 1,711,920
Other Comprehensive income, net of tax
 Foreign currency translation adjustment                                         (1,008,056)                (1,008,056)  (1,008,056)
                                                                                 ----------
Comprehensive Income                                                                703,864
                                           ----------  ----------   ----------   ==========    ----------   ----------   ----------
Balances, September 30, 1999               20,250,000      20,250   20,848,145                (10,204,975)  (1,208,237)   9,455,183
                                           ==========  ==========   ==========                 ==========   ==========   ==========

Balances, January 1, 2000                  20,250,000      20,250   20,848,145                 (9,503,916)    (299,833)  11,064,646
Net Income                                                                        5,982,824     5,982,824                 5,982,824
Other comprehensive income, net of tax
 Foreign currency translation adjustment                                         (1,693,566)                (1,693,566)  (1,693,566)
                                                                                 ----------
Comprehensive Income                                                              4,289,258
                                           ----------  ----------   ----------   ==========    ----------   ----------    ----------
Balances, September 30, 2000               20,250,000      20,250   20,848,145                 (3,521,092)  (1,993,399)  15,353,904
                                           ==========  ==========  ==========                  ==========   ==========   ==========



                         See Accountant's Review Report.
     The accompanying notes are an integral part of the financial statement

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

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

        KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

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

         The exchange rates at September 30, 2000, and December 31, 1999, are $1= Thai Baht 42.256 and Baht 37.520, respectively. The average exchange rates for the nine months ended September 30, 2000 and 1999 are $1= Thai Baht 39.195 and Baht 37.6387 respectively.

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

         Concentrations of Credit Risk - The Company's retail businesses are cash flow businesses. Most sales take place with cash receipts or credit card payments. The Company maintains its cash accounts with various financial institutions. In Thailand, such accounts are insured for the full amount of their value by the Thai government. U.S. bank deposits are within Federal insurance limits. See Note 10 with respect to loans and advances to directors and affiliated companies.

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

        KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

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

         The Company does not provide for United States income taxes on unlimited earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations.

         Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potentially dilutive securities outstanding.

         Reclassification - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

         New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133 as amended by Statement of Financial Accounting Standards No.137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement requires that certain derivative instruments to be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. For the year ended December 31,1999, and the quarter ended September 30, 2000, that adoption does not have a significant impact on financial condition or operating results.

3. RESTRICTED FIXED DEPOSITS

                                       September 30, 2000      December 31, 1999
     Restricted fixed deposits            $ 5,880,547             $ 3,845,629
     Interest rates                      1.00% - 5.00%           3.00% - 5.50%

         As of September 30, 2000 and December 31, 1999, the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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



        KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT - NET

                                         September 30, 2000   December 31, 1999
   Land                                        $    621,924        $    700,426
   Building                                         122,294             137,730
   Leasehold improvements                         4,332,090           4,693,023
   Sales office equipment and fixtures            2,330,251           2,317,640
   Vehicles                                         812,299             720,864
   Work in progress                                  33,552                   -
                                               ------------        ------------
          Total cost                              8,252,410           8,569,683
   Less Accumulated depreciation                 (3,956,691)         (3,311,734)
   ----                                        ------------        ------------
          Net book value                       $  4,295,719        $  5,257,949
                                               ============        ============

         As of September 30, 2000, and December 31, 1999, land and building are pledged as collateral for credit line of trust receipt and long-term loan from a bank. (Note 6 and Note 8)

6. BANK OVERDRAFT AND LOANS FROM BANKS

                                         September 30, 2000   December 31, 1999
   Bank overdraft                              $  1,251,961        $    484,398
   Trust receipts                                10,285,835           9,564,393
                                               ------------        ------------
                                               $ 11,537,796        $ 10,048,791
                                               ============        ============

         As of September 30, 2000, and December 31, 1999, the Company has an overdraft facility with a commercial bank in Thailand totaling Baht 60.74 million ($1,437,429) and Baht 30.74 million ($819,296), respectively, bearing interest at MOR (Minimum Overdraft Rate), plus 1.50% per annum. For the nine months ended September 30, 2000, the average rate of MOR was 8.50% - 9.75% per annum and for the year ended December 31, 1999, the average rate of MOR was 6.50% - 12.75% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)

         As of September 30, 2000, and December 31, 1999, trust receipts incurred by KPD and KPT bear interest at the rates varying from 4.00%-12.75% and 6.17%-12.25% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD together with a related company.

Trust receipts at September 30, 2000 are:

                                                             Currencies           Amount    Interest rate (%)
Foreign currency borrowing by subsidiaries in Thailand

      -Under forward contract and T/R              BAHT     253,769,200        $ 6,005,519    8.75-10.50
      -Without forward contract                    USD        3,847,898          3,857,869    9.25-11.07
                                                   CHF           33,730             19,609     7.17-7.50
                                                   ATS          189,577             12,242       8.00
                                                   FRF           12,452              1,686       8.00
                                                   HKD        2,077,160            267,820    9.50-12.75
                                                   ITL       98,394,000             45,173       10.00
                                                   JPY        2,050,000             19,143       4.00
                                                   SGD           83,464             48,259     8.25-8.75
                                                   EUR            9,599              8,515     8.15-8.65
                                                                               -----------
                                                                               $10,285,835
                                                                               ===========



        KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

Trust receipts at December 31, 1999 are:

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
                                                                               -----------
                                                                               $ 9,564,393
                                                                               ===========


7. CONCESSION FEES

         Accrued concession fees as of September 30, 2000, and December 31, 1999, consist of the following:

                                          September 30, 2000   December 31, 1999
- The Customs Department of Thailand    $                  -  $          533,049
- The Airports Authority Of Thailand               2,270,836           7,933,979
                                                  ----------          ----------
                                                   2,270,836           8,467,028
                                                  ==========          ==========

                                         For the nine months ended September 30,
                                                     2000                1999
                                                     ----                ----
Concession fees expense                 $         16,247,188  $       16,872,477
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



        KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

A summary of the concession and rental fees payable and value of collateral for the remaining period of the agreement are as amended are as follows:

                  KPT                                              KPD
        -------------------------------------------    -------------------------------------------
         Airport and    Rental, Service  Collateral     Airport and    Rental, Service  Collateral
            Customs          & other                       Customs          & other
        Concession fees     expenses                   Concession fees     expenses
        -------------------------------------------    -------------------------------------------
               ($ in thousands)                                ($ in thousands)
Year
----
2000        $  1,984         $  127        $4,359          $ 1,726          $ 234         $ 4,301
2001           8,395            509         4,359           10,854            936           4,449
2002           8,852            500         4,359           11,241            720           6,014
2003           2,299            128         4,354           11,596            720           6,204
2004               -              -             -           12,069            720           6,457
2005               -              -             -           12,543              -           6,710
2006               -              -             -           13,016              -           6,964


         Effective March 19, 1998, the Customs Department of Thailand agreed to waive the concession fees which KPD is required to pay for the duration of KPD's concession through 2001, thus reducing the total amount required.

         For the nine months ended September 30, 2000, and 1999, both KPD and KPT were charged penalty fees amounting to $ 478,697 and $ 1,017,093, respectively, relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand. Of these amounts, $ 132,737 and $ 175,464 , respectively, were unpaid at September 30, 2000 and December 31, 1999, and are included in other current liabilities in the accompanying balance sheets.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


8. LONG-TERM LOAN - NET
Long term liabilities as of September 30, 2000, and December 31, 1999, consist of the following:

                                          September 30, 2000  December 31, 1999
Long-term loans                          $           210,430 $          253,180
Installment purchase payable                          12,190             28,909
                                                    --------           --------
                                                     222,620            282,089
Less Current portion of long-term debt              (31,048)            (28,089)
----                                                --------           --------
    Total                                $           191,572 $          254,000
                                                    ========           ========


         As of September 30, 2000, and December 31, 1999, long-term loans consist of loans from banks carrying interest rates of 8.75% and 14.75% per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Notes 5)

         Loans are due as follows:
                                          September 30, 2000  December 31, 1999
   Installment Purchase Obligation
      2000                               $             1,463 $           16,827
      2001                                             5,851              6,590
      2002                                             4,876              5,492
                                                    --------           --------
          Total                          $            12,190 $           28,909
                                                    ========           ========

   Long-term Loan Installment Payments

      2000                               $             6,115 $           11,262
      2001                                            25,738             13,174
      2002                                            28,083             15,254
      2003                                            30,641             17,663
      2004                                            33,403             20,443
      Thereafter                                      86,450            175,384
                                                    --------           --------
          Total                          $           210,430 $          253,180
                                                     =======           ========



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

9. INCOME TAX

        The provision for income taxes consist of the following:

                                                            September 30, 2000    September 30, 1999
    Current income tax (Payable)                          $                     $
              United States                                                  -                     -
              Foreign                                               (2,094,166)             (305,668)
                                                                   -----------           -----------
                                                                    (2,094,166)             (305,668)
                                                                   -----------           -----------
    Deferred income tax
              United States                                                  -                     -
              Foreign                                                 (649,529)              (80,205)
                                                                   -----------           -----------
                                                                      (649,529)              (80,205)
                                                                   -----------           -----------
    Net income tax expense                                $         (2,743,695) $           (385,873)
                                                                   ===========           ===========


         Pre-tax  income for foreign  companies for the quarter ended  September
30, 2000, was $ 9,145,649. Current taxes payable are included in other current liabilities.

         The components of deferred income tax assets and liabilities were:

                                                            September 30, 2000     December 31, 1999
Reserves for bad debts and investment obsolescence        $          3,958,982  $          4,423,804
Net operating loss carried forward                                     237,986               369,019
                                                                   -----------           -----------
                                                                     4,196,968             4,792,823
Less Valuation allowance                                              (492,365)             (438,691)
-----                                                              -----------           -----------
Deferred income tax assets                                $          3,704,603  $          4,354,132
                                                                   ===========           ===========


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                        For the nine months ended September 30,
                                               2000                     1999
                                               ----                     ----
       Standard income tax rate              35.00 %                  32.48 %
       Foreign tax rate difference           (4.49%)                 (14.11%)
                                             -------                 --------
       Effective income tax rate             30.51 %                  18.37 %
                                             =======                  =======

         As of September 30, 2000, and December 31, 1999, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $ 237,986 and $ 369,019, respectively, that expire in years 2000 through 2004. (A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.)



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

10.  RELATED PARTIES AND DIRECTORS TRANSACTIONS

         The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at September 30, 2000, and December 31, 1999, with related companies and directors are as follows
($ in thousands)

                                                                              As at September 30, 2000
                                                    Account       Loans and receivables to         Management             Accounts
                                                   Receivable  related companies and Directors  fee receivables            payable
                                                   ---------------------------------------------------------------------------------
                                                                    Loans      Interest and                       Total
                                                                             other receivables
Third Quarter, 2000
King Power International Co., Ltd.                    2,092         5,903            231               --         8,226         77
Forty Seven Co., Ltd.                                  --           2,465            517               --         2,982       --
Downtown D.F.S. (Thailand) Co., Ltd.                    400         2,305            235              2,184       5,124       --
King Power Duty Free (CBO) Ltd.                        --             972             47               --         1,019       --
Top China Group Co., Ltd.                              --             237              4               --           241       --
Lengle (Thailand) Co., Ltd.                            --             852             56               --           908       --
Lengle TAT Phanom Phen Duty Free                         58          --             --                 --            58       --
Grand Enterprise and Trading Partnership               --             240             13               --           253       --
King Power On Board Sales and Services Co., Ltd.         19         3,073           --                 --         3,092        159
Thai Nishigawa International Co., Ltd.                 --            --             --                 --          --           68
Niji (Thailand) Co., Ltd.                              --            --             --                 --          --           75
                                                    -------       -------        -------            -------     -------    -------
                                                      2,569        16,047          1,103              2,184      21,903        379

Less Allowance for doubtful accounts:                  --            --             --           --         --         --
----
         Related companies                           (1,337)       (8,776)          (542)      (2,184)   (12,839)      --
                                                    -------       -------        -------      -------    -------    -------

Total                                                 1,232         5,879            561         --        7,672        379
                                                    =======       =======        =======      =======    =======    =======

Directors - to/(from)                                  --          (1,392)          --           --       (1,392)      --
                                                    =======       =======        =======      =======    =======    =======





            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                               As of December 31, 1999
                                                     Account       Loans and receivables to         Management             Accounts
                                                   Receivable  related companies and Directors  fee receivables            payable
                                                   ---------------------------------------------------------------------------------
                                                                  Loans      Interest and                       Total
                                                                           other receivables
1999
King Power International Co., Ltd.                     2,613        3,340            207               --         6,160        222
Forty Seven Co., Ltd.                                   --          2,777            541               --         3,318       --
Downtown D.F.S. (Thailand) Co., Ltd.                     451        2,596            226              2,459       5,732          1
King Power Duty Free (CBO) Ltd.                         --          1,079             36               --         1,115       --
Top China Group Co., Ltd.                               --            267           --                 --           267       --
Lengle (Thailand) Co., Ltd.                             --            960             49               --         1,009       --
Lengle TAT Phanom Phen Duty Free                          44         --             --                 --            44       --
Grand Enterprise and Trading Partnership                --            270             10               --           280       --
King Power On Board Sales and Services Co., Ltd.          11        1,628              1               --         1,640         11
Thai Nishigawa International Co., Ltd.                  --           --             --                 --          --           45
Niji (Thailand) Co., Ltd.                                  9         --             --                 --             9         27
                                                     -------      -------        -------            -------     -------    -------
                                                       3,128       12,917          1,070              2,459      19,574        306

Less Allowance for doubtful accounts:                 (1,240)     (10,066)          (595)            (2,459)    (14,360)      --
----                                                 -------      -------        -------            -------     -------    -------

Total                                                  1,888        2,851            475               --         5,214        306
                                                     =======      =======        =======            =======     =======    =======


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As at September 30, 2000, and December 31, 1999, there are accrued concession fees amounting to $ 1,984,688 and $ 7,933,979, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

         On March 8, 2000, the board of directors of the company passed resolution reducing the interest on loans to/from related companies and directors to be 2.00% and 1.00% per annum, respectively, due to the dramatic decline of market interest rate in Thailand and in order to maintain liquidity within the group of companies. Effective January 1, 2000, promissory notes with maturity less than 6 months bear no interest. Such loans have no collateral and are due on demand.

         The Company had operating transactions with related parties and directors as follows ($ in thousands):

                                                Related Companies
                                      For the nine months ended September 30,
                                          2000                     1999
                                          ----                     ----
              Sales                   $      1,137            $      2,236
              Interest income                  140                     501
              Purchase                         966                   1,967
              Concession fees                9,291                   8,296

                                                    Directors
                                      For the nine months ended September 30,
                                         2000                     1999
                                         ----                     ----
              Interest income         $          -            $         16

         On June 29, 1999, KPT and KPD entered into an agreement to engage Down Town D.F.S. (Thailand) Co., Ltd., a related company, to provide statistical analysis and marketing procedures over a period of 18 months, commencing July 1, 1999. In accordance with the agreement, KPT and KPD agreed to pay in advance for these services, in the amount of $ 1,799,041 (excluding VAT). Accordingly, the advance payments are treated as prepaid expenses in the accompanying financial statements and amortized on a monthly basis over the term of the agreement.

11. COMMITMENTS AND CONTINGENT LIABILITIES

         Lease commitments

         As of December 31, 1998, KPG Thai had a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transferred the rights of the following lease agreements to KPT and KPD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:

         -KPT has made lease agreement with SIAM TOWER to lease 26th floor starting from November 1, 2000, to October 31, 2003.

         -KPD has made lease agreement with SIAM TOWER to lease 27th floor starting from November 1, 2000, to October 31, 2003.

          KPT and KPD have made lease agreement with the third party starting from April 1, 1998, to December 31, 2001.

         Lease and service charge commitments are due as follows:

                                            KPT                      KPD
                                            ---                      ---
                  2000           $               43,898    $             60,970
                  2001                          163,332                 252,919
                  2002                          163,980                 163,980
                  2003           $              142,030    $            142,030



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

Letter of guarantees

         As of September 30, 2000, and December 31, 1999, KPT and KPD were contingently liable for bank guarantees totaling $10.06 million and $12.68 million, respectively, issued in favor of the Excise Department and the Airport
Authority of Thailand as a performance bond.

         Unused letters of credit

         As of September 30, 2000, and December 31, 1999, KPD and KPT have the unused letters of credit amounting to $5.56 million and $3.19 million, respectively.

12.   SEGMENT FINANCIAL INFORMATION

         The following segment information of the Company for September 30, 2000 and 1999, are disclosed in accordance with Statement of Financial Accounting
Standard No.131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management
($ in thousands).

                                                             For the nine months ended September 30, 2000

                                                Duty Free     Tax Free    All Other    Adjustment    Consolidated
                                                 Retail        Retail                     And
                                                                                      Elimination
                                                ---------     --------    ---------   -----------    ------------
Segment Information                                US $          US $        US $          US $          US $
-------------------
- Revenue from external customers                58,476        20,849           -          (92)        79,233
- Cost of merchandise sold                       29,340         8,897           -          (92)        38,145
- Concession fees                                 9,290         6,957           -             -        16,247
- Gross profit                                   19,846         4,995           -             -        24,841
- Interest Income                                   169            29          25             -           223
- Interest expense                                  790            28           -             -           818
- Segment net income (loss)                       5,234         1,169       5,982       (6,137)         6,248
- Segment total assets                           35,342        12,164      15,809      (19,512)        43,803
- Expenditures for segment assets                   135             4           -           (4)           135
- Depreciation                                      815           283           -             -         1,098
- Unrealized gain (loss) on exchange              (320)            21          30             -         (269)
- Deferred tax                                    2,476         1,208          21             -         3,705

                                                                                        Revenue       Long-lived
                                                                                                        Assets
                                                                                      -----------    ------------
   Geographical Information                                                                US $          US $
   ------------------------
   Bangkok                                                                              76,340          4,365
   Northern Thailand region                                                                394             38
   Southern Thailand region                                                              2,499            101
                                                                                      --------       --------
       Total                                                                            79,233          4,504
                                                                                      ========       ========



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                   For the nine months ended September 30, 1999

                                                Duty Free          Tax Free        All Other         Adjustment        Consolidated
                                                 Retail             Retail                               And
                                                                                                    Elimination
                                               -----------      -----------       -----------       -----------        -------------
Segment Information                                US $              US $               US $              US $                 US $
-------------------
- Revenue from external customers                44,369            18,803                  -                 -               63,172
- Cost of merchandise sold                       21,721             8,050                  -                 -               29,771
- Concession fees                                 8,224             8,649                  -                 -               16,873
- Gross profit                                   14,424             2,104                  -                 -               16,528
- Interest Income                                   686                98                 73              (91)                  766
- Interest expense                                  886                12                 92              (91)                  899
- Segment net income (loss)                          43               603              1,782             (713)                1,715
- Segment total assets                           31,707            15,328              9,827          (17,777)               39,085
- Expenditures for segment assets                   432               271                  8             (861)                (150)
- Depreciation                                      799               248                 46                 -                1,093
- Unrealized gain (loss) on exchange              (187)                 2                 22                 -                (163)
- Deferred tax                                    2,543             1,436                 26                 -                4,005


                                                                                                      Revenue            Long-lived
                                                                                                                           Assets
                                                                                                    -----------         -----------
Geographical Information                                                                                  US$                   US$
------------------------
Bangkok                                                                                                60,848                 5,189
Northern Thailand region                                                                                  736                    58
Southern Thailand region                                                                                1,587                    42
                                                                                                    -----------        ------------
     Total                                                                                             63,171                 5,289
                                                                                                    ===========        ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended September 30, 2000:

         Net realized gain on foreign exchange                 $0.001 million
         Net unrealized loss on foreign exchange               $0.27 million

The calculation of unrealized foreign exchange loss of $0.27 million is shown in charts labeled A and B, respectively.

                                     CHART A
                                     -------

The  calculation  of  Unrealized  gain on foreign  exchange of US$ = 126,687 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:

Account receivable in foreign currency as of 09/30/00
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                09/30/00
---------------------- ------------------ -------------------- ----------------
      Swiss Franc            6,749.50            24.3143            164,109
---------------------- ------------------ -------------------- ----------------
   Australian Dollar         2,444.40            22.7666             55,651
---------------------- ------------------ -------------------- ----------------
         EURO                  838.32            36.9674             30,991
---------------------- ------------------ -------------------- ----------------
     French Franc            4,560.00             5.6303             25,674
---------------------- ------------------ -------------------- ----------------
British Pound Sterling       8,110.24            61.5456            499,150
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar          5,553.60             5.3893             29,930
---------------------- ------------------ -------------------- ----------------
       US Dollar           174,056.64            42.1630          7,338,750
---------------------- ------------------ -------------------- ----------------
         Total                                                    8,144,255
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                         8,033,838
                                                               ----------------
Unrealized gain from account receivable 09/30/00                     110,417
                                                               ----------------
Unrealized gain from account receivable 01/01/00                   1,244,035
                                                               ----------------
Net unrealized gain on account receivable 09/30/00                 1,354,452
                                                               ----------------




Unrealized gain on advanced from as at 09/30/00
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                              BAHT              09/30/00
---------------------- ------------------ -------------------- ----------------
BAHT CURRENCY            12,931,507.03           42.256              306,028
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                           336,209
                                                               ----------------
Net unrealized gain on advanced from 30/09/00                         30,181
                                                               ----------------

Unrealized gain on Cash on hand as of 09/30/00
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                09/30/00             BAHT
---------------------- ------------------ -------------------- ----------------
   Australian Dollar       160,822.54            22.7666           3,661,382
---------------------- ------------------ -------------------- ----------------
      Swiss Franc            1,750.00            24.3143              42,550
---------------------- ------------------ -------------------- ----------------
 China Renminbi Yuan        50,340.00             4.7877             241,013
---------------------- ------------------ -------------------- ----------------
  German Deutschmark         3,475.00            18.8978              65,670
---------------------- ------------------ -------------------- ----------------
          EURO                 200.00            36.9674               7,393
---------------------- ------------------ -------------------- ----------------
      French Franc           7,500.00             5.6303              42,227
---------------------- ------------------ -------------------- ----------------
British Pound Sterling      69,439.84            61.5456           4,273,717
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar        762,691.10             5.3893           4,110,371
---------------------- ------------------ -------------------- ----------------
     Japanese Yen       11,879,621.00             0.389130         4,622,717
---------------------- ------------------ -------------------- ----------------
      Korean Won         3,478,000.00             0.0377             131,121
---------------------- ------------------ -------------------- ----------------
   Malaysian Ringgit           497.00            11.0343               5,484
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar          6,528.00            24.1028             157,343
---------------------- ------------------ -------------------- ----------------
   Taiwanese Dollar      1,675,300.00             1.3486           2,259,310
---------------------- ------------------ -------------------- ----------------
      US Dollar            322,796.53            42.1630          13,610,070
---------------------- ------------------ -------------------- ----------------
        Total                                                     33,230,368
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                        30,679,904
                                                               ----------------
Unrealized gain on cash in hand in foreign
  currency 09/30/00                                                2,550,464
                                                               ----------------
Unrealized gain on cash in hand in foreign
  currency 01/01/00                                                 (122,343)
                                                               ----------------
Net unrealized gain on cash in hand in foreign
  currency 09/30/00                                                2,428,121
                                                               ----------------
Net unrealized gain on account receivable foreign
  currency 09/30/00                                                1,354,452
                                                               ----------------
Net unrealized gain on exchange rate as at 30/09/00                3,782,573
                                                               ----------------
US$ = 126,687 (US$1 = Baht 39.1950)

                                     CHART B
                                     -------

The  calculation  of  Unrealized  loss on foreign  exchange of US$ = 395,585 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Unrealized loss from Loan from Bank (Trust Receipt) as at 09/30/00
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                09/30/00             BAHT
---------------------- ------------------ -------------------- ----------------
   Shilling Austria          189,577.28            2.7286            517,281
---------------------- ------------------ -------------------- ----------------
      Swiss Franc             33,729.90           24.5656            828,595
---------------------- ------------------ -------------------- ----------------
        Europe                 9,599.49           37.4886            359,871
---------------------- ------------------ -------------------- ----------------
     French Franc             12,451.50            5.7207             71,231
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar        2,077,160.14            5.4483         11,316,992
---------------------- ------------------ -------------------- ----------------
     Italian Lire         98,394,000.00            0.0194          1,908,844
---------------------- ------------------ -------------------- ----------------
     Japanese Yen          2,050,000.00            0.3946            808,910
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar           83,464.00           24.4323          2,039,217
---------------------- ------------------ -------------------- ----------------
       US Dollar           3,847,897.64           42.3655        163,018,107
---------------------- ------------------ -------------------- ----------------
        Total                                                    180,869,048
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                       175,949,024
                                                               ----------------
Unrealized loss from Bank Loan in foreign currency 09/30/00       (4,920,024)
                                                               ----------------

Unrealized loss from Bank Loan in foreign currency 01/01/00       (3,379,893)
                                                               ----------------

Net unrealized loss from Bank Loan in foreign currency 09/30/00   (8,299,917)
                                                               ----------------



Unrealized loss from Account Payable as at 09/30/00
-------------------------------------------------------------------------------
       Currency              Amount          Exchange Rate          Total
                                                09/30/00             BAHT
---------------------- ------------------ -------------------- ----------------
      Swiss franc             30,176.15           24.5656            741,295
---------------------- ------------------ -------------------- ----------------
  German Deutschmark         141,190.13           19.1644          2,705,824
---------------------- ------------------ -------------------- ----------------
        Europe                 9,541.00           37.4886            357,679
---------------------- ------------------ -------------------- ----------------
     French Franc            594,065.46            5.7207          3,398,470
---------------------- ------------------ -------------------- ----------------
British Pound Sterling        21,750.00           62.1701          1,352,200
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar        7,170,171.00            5.4483         39,065,243
---------------------- ------------------ -------------------- ----------------
     Italian Lire         20,455,778.00            0.0194            396,842
---------------------- ------------------ -------------------- ----------------
  Netherland Guilder          13,518.90           17.0119            229,982
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar           24,359.50           24.4323            595,159
---------------------- ------------------ -------------------- ----------------
      US Dollar            1,644,842.02           42.3655         69,684,555
---------------------- ------------------ -------------------- ----------------
       Total                                                     118,527,249
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                       115,973,934
                                                               ----------------
Unrealized loss from Account payable in foreign
  currency 09/30/00                                               (2,553,315)
                                                               ----------------
Unrealized loss from Account payable in foreign
  currency 01/01/00                                               (4,651,712)
                                                               ----------------
Net unrealized loss from account payable in foreign
  currency 09/30/00                                               (7,205,027)
                                                               ----------------
Net unrealized loss from Bank Loan (Trust receipt) 09/30/00       (8,299,917)
                                                               ----------------
Net unrealized exchange loss as of 09/30/00                      (15,504,944)
                                                               ----------------
US$ = (395,585) (US$1 = Baht 39.1950)

NET FOR UNREALIZED GAIN / LOSS EXCHANGE OF 09/30/00
---------------------------------------------------

                                                        (BAHT)          (US)
                                                     -----------    -----------
Net unrealized exchange gain as of 09/30/00            3,782,573
Net unrealized loss on exchange rate as at 09/30/00  (15,504,944)
                                                     -----------
     NET UNREALIZED EXCHANGE                         (11,722,371)      (299,079)
                                                     -----------
Net unrealized exchange GAIN KPG(US) as of 09/30/00                      30,181
                                                                    -----------
     NET UNREALIZED EXCHANGE                                           (268,898)
                                                                    -----------


(3) Results of operations,  comparing  nine months ended  September 30, 2000 and
1999

Sales revenue for the nine months ended September 30, 2000, was approximately $79.2 million compared to approximately $63.2. million for 1999. This increase is directly attributable to the continual growth in number of tourist entering into Thailand and the promotional sales discount to attract larger customer base. Commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign to coincide with various events occurring in Thailand or other countries closely located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period. In addition to the "Amazing Thailand" campaign, during the first half of 2000, the Company launched promotional sales discount in order to capture new and larger base customer groups who are price sensitive. By implementing this strategy, Management believes that the sales volume will continue to grow and result positively on the Company's operating profit.

The cost of merchandise sold for the nine months ended September 30, 2000 and 1999, was approximately $38.1 million and $29.8 million, respectively. The principal factor causing this increase is directly related to the increase in sales volume. However, due to the lower concession fees paid to the Airport Authorities of Thailand (AAT), comparing the nine months ended September 30, 2000, to the same period in 1999, the ratio of concession fees paid to sales revenue fell from 26.71% in 1999 to 20.50% in 2000. This decrease is a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary. Management anticipates a further reduction in these fees may result from continued negotiations with the AAT.

Selling and administrative expenses were approximately $15.1 million for the nine months ended September 30, 2000, and approximately $15.5 million for the same period in 1999. In terms of percentage of sales, 2000 expenses were approximately 19.12% of sales and 1999 expenses were approximately 24.48% of sales. This decrease is in-line with Management's expectation as the result of increasing efficiency among business units.

Net income for the nine months ended September 30, 2000, was approximately $6.0 million, or $0.30 per share (basic), and approximately $1.7 million, or $0.08 per share (basic), for the nine months ended September 30, 1999.

The ratio of inventory divided by revenue for the nine months ended September 30, 2000 and 1999, was approximately 21.12% and 26.12%, respectively. This decrease is the result of an unscheduled increase in number of tourists who shop at the Company's stores causing faster turnover of merchandise.

(4) Results of operations, comparing three months ended September 30, 2000 and 1999

Sales revenue for the three months ended September 30, 2000, was approximately $26.6 million compared to approximately $20.3 million for 1999. This increase is directly attributable to the continual growth in number of tourist entering into Thailand and the promotional sales discount to attract larger customer base as mentioned above.

The cost of merchandise sold for the three months ended September 30, 2000 and 1999, was approximately $13.1 million and $9.5 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold and the current campaign on promotional sales discount of products sold in both subsidiaries where more units of merchandise were sold with slightly less profit margin. Comparing the concession fees paid to the AAT for the three months ended September 30, 2000, to the same period in 1999, the ratio of concession fees paid to sales revenue reduced from 25.05% in 1999 to 18.24% in 2000. This decrease is a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary and due to concession fee structure of KPT is based on fixed amount. Management anticipates a further reduction in these fees may result from the increase in sales volume generated from the upcoming high seasons during the last quarter of the year.

Selling and administrative expenses were approximately $5.0 million for the three months ended September 30, 2000, and approximately $6.1 million for the same period in 1999. In terms of percentage of sales, 2000 expenses were approximately 18.88% of sales and 1999 expenses were approximately 29.97% of sales. This decrease is in-line with Management's expectation as the result of increasing efficiency among business units.

Net income for the three months ended September 30, 2000, was approximately $2.2 million, or $0.11 per share (basic), and net loss of approximately $0.1 million, or $0.01 per share (basic), for the three months ended September 30, 1999.

(5)  Liquidity and Capital Resources

For the quarter ended September 30, 2000, and the year ended December 31, 1999, the Company had working capital of approximately $11.6 million and $6.2 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets coupled with overall reduction in current liabilities. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(6)  Monetary Assets and Liabilities Denominated in Thai Baht

As of September 30, 2000, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                         US DOLLARS

Cash and equivalents                                     1,071,487
Trade Accounts Receivable                                1,285,105
Refundable value-added-tax                                 867,688
Advanced to related companies                            7,270,559
Deferred income tax assets                               3,704,603
Restricted deposit                                       5,880,547
Other current assets                                     1,386,545
Other non-current assets                                   206,009

         TYPE OF MONETARY LIABILITY                     US DOLLARS

Bank overdraft & loan                                    7,257,480
Current portion of long-term debt                           31,048
Accounts Payable                                         6,265,099
Advance from directors                                   1,391,668
Concession fees                                          2,270,836
Other current liabilities                                3,319,472
Long-term loan - net                                       191,572


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

KING POWER INTERNATIONAL GROUP CO., LTD.





By: /s/  Vichai Raksriaksorn
   --------------------------------------------------------------
       Vichai Raksriaksorn, President and Chief Executive Officer
       November 13, 2000





By: /s/  Viratana Suntaranond
   --------------------------------------------------------------
       Viratana Suntaranond, Chief Financial Officer
       November 13, 2000