Form 10-K
period 2000-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2001-03-30
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---     Act of 1934 for the fiscal year ended December 31, 2000

                                       OR

        Transition Report  Pursuant  to  Section  13 OR 15(d)  of the Securities
---     Exchange Act of 1934 for the  Transition period from ______ to ________

                         Commission File Number 1-13205


                    KING POWER INTERNATIONAL GROUP CO., LTD.
             (Exact name of registrant as specified in its charter)

         NEVADA                                            75-2641513
         ------                                            ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Number of shares of Common Stock of the registrant outstanding as of February 28, 2001: 20,250,000 shares.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $1.21 per share for the registrant's common stock as reported by the American Stock Exchange as of February 28, 2001, was approximately $9,031,581.

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

PART I

ITEM 1            BUSINESS

General
-------

         The global duty and tax free business is a multi-billion dollar industry in which luxury and brand name merchandise such as perfumes and cosmetics, liquor and tobacco and general merchandise products are sold to travelers exempt from import duties and taxes, within certain allowances, at their respective destinations. Since 1993, the revenues of the global duty free business have grown at a compounded annual rate of 5.4% increasing from US$17 billion in 1993 to US$21 billion in 1997. However, the abolition of duty free among European Union (EU) members during 1999 has stunted the growth of this industry. In 1999, global duty free sales declined by 2.4% reaching US$20 billion with European duty free sales down by 8.6% or US$0.9 billion following abolition on June 30th. The main positive trend for the market is that Asia/Pacific sales have started to make a strong recovery from the economic crisis that hit the region. Duty free sales in the region, including the Middle East, rose by 15.2% last year to US$4.93 billion, accounting for 24.7% of total global sales. According to the Duty Free & Travel-Retail Database & Directory, it is estimated that by 2010, the region will account for US$14.5 billion worth of duty free sales, or 36% of the global business. This is due to the expectation of traffic volumes being predicted to rise rapidly in the next 10 years in Asia/Pacific.

         The travel-retail industry, which is defined as all of the business activities involved in the duty free and tax free businesses, including selling merchandise at traveling ports (principally airports) and on airplanes, at tourist centers, at resorts and in major cities, etc., began to develop in Asia in 1964 when Japanese retailers began establishing duty free shops around the region. As trade among the countries within the region increased, the Asian duty free business began to grow. The Asian travel-retail industry was given additional impetus when trade between Asian countries and the United States and European countries began to grow further. This increase in trade resulted in an increase in tourism by travelers from the United States and Europe. Consequently, Thailand became the most popular travel destination among Southeast Asia's countries, welcoming more than 36 million passengers traveling through the International Airports in Thailand during 2000. During the 1990's, the number of passengers has increased at a compounded average growth rate of 7% from 19 million in 1990 to 36 million passengers in 2000, according to the Airports Authority of Thailand (AAT). Furthermore, AAT is expecting to service passengers up to 50 million in 2007.

         King Power International Group Co., Ltd. (the "Company") is currently the leading travel-retail operator in Thailand. The Company operates and manages 29 duty free and 25 tax free stores, via two concession agreements with the Airports Authority of Thailand, throughout all of Thailand's major airports. At the end of 2000, the Company has approximately 45,719 square feet of retail space at the Bangkok and Provincial International Airports.

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



Tax Free Division
-----------------

         King Power Tax Free Company Limited (the "Tax Free Division" or, sometimes, "KPT") is a Thai corporation engaged in selling various souvenirs and consumer products in the International and Domestic terminals of all the major airports located in Thailand to international and local travelers. The Tax Free Division holds the exclusive operating license granted by the Airports Authority of Thailand ("AAT") for all shops of this specific nature.

         At the end of 2000, the Tax Free Division operated 25 stores within Thailand's major international and domestic airports, totaling more than 16,325 square feet of retail space compared to 6,181 square feet in 1993 when it first began operation. There are now 15 shops located in the various terminals, which comprise the Bangkok International Airport; 10 of these shops are located in the airside departure terminals. The landside shops are established in five different locations in the departure and arrival halls of both terminals. The Tax Free Division sells domestically manufactured general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectionery, free of Thailand's value-added-tax.

         There are ten shops, located in the domestic terminals at the Bangkok, Chiang Mai and Phuket domestic and international airports, selling indigenous general merchandise of Thailand, together with local specialty goods.

         The Company is an active participant in the promotional campaign known as "Amazing Thailand" for the years 1998 to 2000. The four new shops were opened in joint operations with AAT, the Tourism Authority of Thailand ("TAT"), and the Department of Industrial Promotion from the Ministry of Industry and dedicated to the "Amazing Thailand" promotion.


Duty Free Division
------------------

         King Power Duty Free Company Limited (the "Duty Free Division" or, sometimes, "KPD") is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in duty free shops located in the international terminals of all of the major airports in Thailand. The Duty Free Division holds a non-exclusive license to operate duty free shops from the AAT for shops of this specific nature until December, 2006.

         The Duty Free Division operates 29 duty free stores, with approximately 29,394 square feet of retail space, in Thailand's International Airports at Bangkok, Chiang Mai and Phuket. The Duty Free Division accounts for 60% of the total duty free retail space currently used in these airports. The Duty Free Division's merchandise mix consists of top quality brand name liquor and tobacco products, luxury goods such as watches, perfumes, cosmetics, fashion accessories, gourmet food and chocolates. In Thailand all imported merchandise is subject to import duties and governmental taxes. However, the Duty Free Division's goods are sold exclusively for departing passengers and are free of all import duties, excise taxes and the value-added-tax imposed by the Thai government.

         The Duty Free Division started its operation on January 1, 1997. During 1998, the Duty Free Division successfully introduced into both Terminals of the Bangkok International Airport Harrods of Knightsbridge, U.K, as the first duty free Harrods in Asia. Additionally, the Company has also introduced specialty stores focusing on well known fashion designers, such as Ferragamo, Versace, Cartier, Dunhill, Hermes, Burberry, Fendi, Bally, Lanvin, and Givenchy located in the Terminal I of the Bangkok International Airport.

         Both the Duty Free Division's and the Tax Free Division's sales and their overall performance and results are subject to the influence of external factors, some of which are beyond the Company's control. These include the distribution of airlines at particular terminals, the routes that are serviced by those airlines, loading levels of airline passengers, and economic and other conditions affecting the airlines servicing Thailand in general. The Company strategically manages those factors within its control in order to maximize its performance and minimize the effect of those that it cannot control. The Company believes that the devaluation of the Thai Baht, relative to the U.S. dollar, will continue to encourage a greater number of tourists and travelers to come to Thailand in the future, which should result in a significant positive effect on the Company's business, both as to sales volumes and profits.


King Power International Group (Thailand) Co., Ltd.
---------------------------------------------------

         King Power International Group (Thailand) Co., Ltd. was principally formed to lease the Company's Head Office in the Siam Tower in Bangkok in 1997. The rental expenses for this facility are allocated according to the actual usage by each of the Company's subsidiaries. Management has decided to have the subsidiaries lease their premises directly from the lessor effective as of January, 1999, in order to prevent unnecessary repetitive payment of corporate income taxes among the Company's subsidiaries.


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


Employees
---------

         The Company's business as conducted in it shops is labor intensive. The Company currently employs approximately 1,927 persons. Each member of the sales staff is equipped with special selling skills geared to the Travel-Retail business, that is, they are fluent in many languages and have extensive product knowledge in order to handle sales discussions with foreign customers. Management promotes job enhancement at every level of the staff to ensure maximum job satisfaction in return for the highest productivity by each employee. For example, the Company maintains a Training Center to encourage the learning of managerial skills, languages, product knowledge, etc. and has implemented the ISO 9002 standards of operation. Employee turnover continues to be very low and Management foresees no problems in maintaining its capable staff of employees as long as the Company sustains its market share and the growth of its businesses.


Competition
-----------

         The Company foresees no competition for the Tax Free Division. During 1997, the Company was granted an extension by the AAT of the Tax Free Division's license for the exclusive right to operate and sell gifts and general merchandise at the Bangkok International Airport, for a further five year term extending from 1998 to 2003.

         As a result of the Company's strong relationship with the AAT over the years and the major contributions which the Company has made to increase tourism to Thailand, the Company was granted an extension of the Duty Free Division's license until 2006. Furthermore, at the end of 2001, the duty free concession granted to the Company's only competitor will expire and will not be renewed. As of March 2001, the Company was granted the concession to take over the space from this out-going competitor, resulting in a significant increase in the Duty Free Division's existing space. At that time, the Company will become the principle duty-free operator at Thailand's international airports.

         In Thailand, there are several barriers for parties wishing to enter into the airport duty free business. Any new entrant company must be owned by Thais who have proven Asian regional duty free experience, particularly with regard to serving international passengers and Thai Nationals. A new entrant must reach a minimum turnover in duty free business and must possess bonded warehouse facilities located in Thailand. It should already be carrying all major international brands in its portfolio of merchandise.

Economic Conditions and Exchange Rates
--------------------------------------

         The principal customers of the Company are the traveling public utilizing the International and Domestic Airports at Bangkok, Chiang Mai, and Phuket. The Company's businesses are closely tied to the economic conditions of the countries from which the travelers come. The Company has strategically confronted the current economic turmoil of the Asia Pacific region with decisive actions to minimize the adverse effects on its operations.

         In 1999, the Tax Free Division was able to maintain its operational trends because most of its merchandise consists of products purchased in Thai Baht. Additionally, the Tax Free Division has always been able to sell its merchandise in U.S. dollars. Although Thai Baht was floated, there was a minimal impact on this division's operations because there was very little difference in the purchasing power of the customers.

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


BUSINESS STRATEGIES
-------------------

         The Company began operating its Tax Free Division in 1993 after obtaining the five-year sole license to operate its business from the AAT. This license was renewed in 1998, extending for a period of five additional years (until 2003) the Division's license to operate in Thailand. In 1997, the Company obtained its five-year duty free license. Since that time, the Duty Free
Division has become the principal contributor of profits to the Company's operations. Even though merchandise sold by the Tax Free Division generally carries a higher profit margin compared to the profit margin for merchandise sold by the Duty Free Division, the value of each item (measured by its selling price) is much less. Thus, the profitability of the Tax Free Division has been generally lower. Management intends to concentrate on improving the profitability of the Tax Free Division, which has taken effect during this year and in the future, principally through reducing concession fees and rent cost, selecting higher value merchandise, and lowering operating costs. For the Duty Free Division, the Company will continue to increase sales volumes and maintain higher margins. The Company has successfully extended the existing concession that is scheduled to expire at the end of 2001 until 2006. Furthermore, the duty free competitor that shared concession space with the Company in the past was not able to secure an extension of its concession for the corresponding period; and the Company was awarded this additional space. Effective January 1, 2002, the Company will be the preeminent operator of general merchandise tax free and duty free stores at Thailand's international airports.


Improving profitability for the Tax Free Division
-------------------------------------------------

The Company has on-going negotiations with the AAT to lower the concession fees charged by the AAT, to exchange spaces between the Tax Free and the Duty Free Divisions, and to discontinue some of the shops to lessen losses which are caused by increased concession fees. The Tax Free Division is in the process of re-engineering its entire operation to be more compatible with new international trends for this business. Starting in 2000, it has implemented some phases and will progress further throughout 2001 and beyond. The main components of this re-engineering target:

         (1) expanding non-concession points of sales, i.e., through e-commerce where the Company can act as an intermediary for local products catering to international consumers;
         (2) jointly promoting merchandise with several airlines through its frequent flyer programs and credit-card firms;
         (3) increased efficiency in selecting the merchandise to be sold and emphasizing the potential for increased sales volumes and the profitability of each item of merchandise selected;
         (4) downsizing the amount and types of merchandise displayed from the concept of "something for everyone" to becoming more selective in the types of merchandise displayed at different locations;
         (5) developing premium brands in order to create brand awareness, the uniqueness of product availability, to upgrade quality and design, and to improve packaging and marketing; an
         (6) utilizing the Company's overall resources more efficiently through the implementation of ISO 9002.

Ensure adequate supplies and variety of products of the Duty Free Division
--------------------------------------------------------------------------

         Since the current trend for the Duty Free Division's products is continued high demand driven by the increased number of Asian tourists who have made plans or arrangements to visit Thailand in 2001 and beyond, as announced by the Tourism Authorities of Thailand (TAT), this Division will focus on ensuring adequate supplies of, and more variety in, the merchandise it offers for sale in order to cater to these customers. Furthermore, this year the TAT puts greater emphasis on international exhibitions and conventions travelers to be functioned in Thailand due to higher spending per capita generated from these groups of travelers, therefore, the Company will dedicate its resources to plan out products campaign that would attract spending from these travelers. This Division will also prepare itself for the expansion in 2002 when the Company takes over new space replacing the out-going competitor.

ITEM 2            PROPERTIES

The Company's principal office is located at the 26th and 27th floors of the Siam Tower, at 989 Rama I Road, Patumwan, Bangkok 10330 Thailand. The telephone number is +662-658-0090. This office contains 29,367 square feet of space and is leased from Bangkok Intercontinental Hotels Co., Ltd. under a lease expiring in October, 2003, at an annual cost of $123,929 using an average exchange rate of
40.2391 Thai Baht to 1 US Dollar for 2000.

The Company operates 54 retail stores with retail space totaling 45,719 square feet, located in the international and domestic airports of Thailand located in Bangkok, Chaing Mai and Phuket. All of the stores are leased from the Airports Authority of Thailand (the "AAT") under varying lease agreements involving the Company's two subsidiaries, KPT and KPD, and require a monthly rental fee (excluding duty charges and other expenses) for the space actually utilized. During the 2000 fiscal year, the Company paid a total of $920,180 to the AAT under these lease agreements. The Company anticipates that the total for the 2001 fiscal year under these lease agreements will be approximately $931,381, using an exchange rate of 40.2391 Thai Baht to 1 US Dollar as of December 31, 2000.

The Company leases three warehouses located in Bangkok, Chaing Mai, and Phuket, containing almost 30,000 square feet, from the AAT. The two bonded warehouses contain approximately 25,000 square feet for the Duty Free Division and approximately 4,100 square feet for the Tax Free Division. The Company believes that its facilities are adequate for its current operations.

All payments with regards to these properties are made in Thai Baht. The Company used an average exchange rate of 40.2391 Thai Baht to 1 US Dollar to translate these expenses into US Dollars during 2000.

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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5            MARKET  FOR  COMPANY'S  COMMON  EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's common stock trades on the American Stock Exchange under the ticker symbol "KPG". The approximate number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was 355 as of February 28, 2000. The Company believes that approximately 900 stockholders currently own and hold the stock in street name.

The following table set out the high and low reported sales prices for the common stock as reported by the American Stock Exchange since it was listed on July 30, 1997:

                                                   High              Low
First Quarter of 2001
(Through February 28, 2001)                        $1.45             $0.75

Fourth Quarter of 2000                             $1.25             $0.62

Third Quarter of 2000                              $1.75             $1.25

Second Quarter of 2000                             $1.75             $1.00

First Quarter of 2000                              $1.62             $1.00

Fourth Quarter of 1999                             $1.81             $0.88

Third Quarter of 1999                              $2.13             $1.00

Second Quarter of 1999                             $2.50             $1.13

First Quarter of 1999                              $2.88             $2.00

Fourth Quarter of 1998                             $4.50             $1.75

Third Quarter of 1998                              $4.50             $1.88

Second Quarter of 1998                             $6.38             $3.50

First Quarter of 1998                              $9.75             $1.19

Fourth Quarter of 1997                             $13.38            $12.88

Third Quarter of 1997                              $16.75            $12.88

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

                                                                    Year Ended December 31,

                                            1995         1996         1997         1998         1999        2000
                                          ---------    ---------    ---------    ---------    ---------   ---------
Consolidated Statement of Income data:

Sales Revenue .........................   $  26,461    $  41,869    $  95,997    $  91,125    $  89,483   $ 108,914
Gross Profit ..........................         192        7,383       23,154       27,051       23,859      34,214
Operating Expenses ....................       3,179        6,273       14,621       31,931       20,753      23,357
                                          ---------    ---------    ---------    ---------    ---------   ---------
Operating Income ( loss) ..............      (2,986)       1,110        8,533       (4,880)       3,106      10,857
Operating Income (expenses),net .......         399          493       (1,846)         541          197        (952)
Income (loss) before minority  interest
   and income tax .....................      (2,587)       1,603        6,687       (4,339)       3,303       9,905
Net Income (loss) .....................   $  (2,586)   $   1,643    $   7,935    $  (4,287)   $   2,413   $   6,485
                                          =========    =========    =========    =========    =========   =========

Net Income (loss) per share :
   Basic ..............................   $   (0.14)   $    0.09    $    0.40    $   (0.21)   $    0.12   $    0.32
   Diluted ............................   $    --      $    --      $    --      $    --      $    --     $    --
Weighted Average Share Outstanding :
   Basic ..............................      18,800       18,800       19,779       20,250       20,250      20,250
   Diluted ............................        --           --           --           --           --          --



Consolidated Balance Sheet Data :
  Working Capital .....................   $  (6,109)   $  (7,351)   $      17    $   2,793    $   6,225   $  11,996
  Total Assets ........................       1,952       23,742       35,078       48,076       42,213      47,691
  Total Long - Term Debt ..............        --             55          227          403          254         178
  Stockholders' Equity ................      (5,258)       3,927        9,764        8,751       11,065      15,600



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

Results of operations, comparing fiscal years ended December 31, 2000 and 1999
------------------------------------------------------------------------------

         Sales revenue for the year ended December 31, 2000, was approximately $108.9 million compared to approximately $89.5 million for 1999. This increase is directly attributable to the continual growth in the number of tourists entering into Thailand and the promotional sales discount to attract larger customer base. Commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign to coincide with various events occurring in Thailand or other countries closely located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period. In addition to the "Amazing Thailand" campaign, during the first half of 2000, the Company launched promotional sales discount in order to capture new and larger base customer groups who are price sensitive. By implementing this strategy, Management believes that the sales volume will continue to grow and positively impact the Company's operating profit.

         The cost of merchandise sold for the year ended December 31, 2000, and 1999, was approximately $53.2 million and $43.3 million, respectively. The principal factor causing this increase is directly related to the increase in sales volume. However, due to the lower concession fees paid to the Airports Authority of Thailand (AAT), comparing the year ended December 31, 2000, to the same period in 1999, the ratio of concession fees paid to sales revenue fell from 24.97% in 1999 to 19.75% in 2000. This decrease is a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary. Management anticipates a further reduction in these fees may result from continued negotiations with the AAT.

         Selling and administrative expenses were approximately $23.4 million for the year ended December 31, 2000, and approximately $21.8 million for the same period in 1999. In terms of percentage of sales, 2000 expenses were approximately 21.44% of sales and 1999 expenses were approximately 24.4% of sales. This decrease is in-line with Management's expectation as the result of increasing efficiency among business units.

         Net income for the year ended December 31, 2000, was approximately $6.5 million, or $0.32 per share (basic), compared to the net income of approximately $2.4 million, or $0.12 per share (basic), for the year ended December 31, 1999.

         The ratio of inventory divided by sales revenue for the year ended December 31, 2000 and 1999, was approximately 16.60% and 18.44%, respectively. This decrease is the result of an unscheduled increase in number of tourists who shop at the Company's stores causing faster turnover of merchandise.

Results of operations, comparing fiscal years ended December 31, 1999 and 1998
------------------------------------------------------------------------------

         Sales revenue for the year ended December 31, 1999, was approximately $89.5 million compared to approximately $91.1 million for 1998. This decrease was a result of the travelers concern over Y2K problem causing a substantial reduction in the number of passengers traveling through the airports. Furthermore, commencing during the last half of 1997, the Thai Government began the "Amazing Thailand" tourism marketing campaign for the period 1998 and 1999. This campaign coincided with the devaluation of the Thai Baht that made Thailand more attractive to numerous travelers, including, in particular, budget-conscious tourists. This caused the Company to adjust its marketing and operating strategies to cater to this new and larger base of customers. In order to maintain the same level of sales volume as in prior years, the Company had to sell more units of merchandise. The Company implemented efforts to optimize its resources and obtain benefits from economies of scale in its operations in order to improve its financial performance.

         The cost of merchandise sold for the year ended December 31, 1999, and 1998, was approximately $43.3 million and $39.1 million, respectively. The principal factor causing this increase was directly related to the campaign of promotional sales discounts on products sold in both subsidiaries where more units of merchandise were sold with less profit margin. However, due to the lower concession fees paid to the Airports Authority of Thailand (AAT), comparing the year ended December 31, 1999, to the same period in 1998, the ratio of concession fees paid to sales revenue fell from 27.40% in 1998 to 24.97% in 1999. This decrease was a result of successful negotiations with the AAT to lower the fixed concession fees paid by KPT to be more closely in line with the current sales of this subsidiary. Management anticipates a further reduction in these fees may result from continued negotiations with the AAT.

         Selling and administrative expenses also reflected the temporary merchandise adjustment and the implementation of promotional sales discount. These expenses were approximately $21.8 million for the year ended December 31, 1999, and approximately $16.2 million for the same period in 1998. In terms of percentage of sales, 1999 expenses were approximately 24.40% of sales and 1998 expenses were approximately 17.76% of sales. This increase was directly attributable to the promotional costs supporting the on-going campaigns to expand the customer base for both subsidiaries and the promotional sales discount offered to increase sales volume.

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

         The ratio of inventory divided by sales revenue for the year ended December 31, 1999 and 1998, was approximately 18.44% and 16.36%, respectively. This increase resulted from the trip cancellations by many travelers concerned with potential Y2K problems which adversely affected the Company's inventory turnover.


Results of operations, comparing fiscal years ended December 31, 1998 and 1997
------------------------------------------------------------------------------

         King Power Duty Free Co., Ltd. (KPD) began retail operations in 1997 and the revenue of this subsidiary was a direct result of the increase in the number of tourists coming to Thailand as a result of the social and government stability, the Thai Baht devaluation, and its fully functional retail stores. In 1998, additional growth was experienced in general merchandise sales at the King Power Tax Free Co., Ltd. (KPT) stores in Thailand airports, principally due to increased domestic tourism traffic.

         Sales revenue for the year ended December 31, 1998, was approximately $91.1 million, compared to approximately $96.0 million for 1997. This decrease was directly attributable to the devaluation of the Baht that took place during the last half of 1997. Overall sales revenue, measured in Thai Baht, increased 14.29% from Baht 3,252.7 million for the year ended December 31,1997, to Baht 3,717.5 million for the same period in 1998. However, the average exchange rate of Baht 40.795 to 1 was used to convert the 1998 figure into US Dollars, while the average exchange rate of Baht 33.883 to 1 was used for 1997. Also commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign for the 1998-1999 time period to coincide with various events occurring in Thailand or other countries located near Thailand. This marketing campaign was international in scope and directly targeted to attract additional new and repeat visitors to Thailand.

         The cost of merchandise sold for the years ended December 31, 1998 and 1997, was approximately $39.1 million and $38.5 million, respectively. The principal factor causing this slight increase was directly related to the change in product mix during 1998 resulting from the decision to concentrate more on products that have higher turnover and to sacrifice some profit margin in order to increase sales volumes and decrease carrying costs. In addition, KPT's concession agreement to maintain its locations within the Thai airports required payments based upon a fixed amount. As a result, comparing the year ended December 31, 1998, to the year ended December 31, 1997, the ratio of the Company's concession fee to sales revenue dropped favorably from approximately 35.77% in 1997 to approximately 27.40% in 1998. Additionally, during the first quarter of 1998, the Thai government permanently waived the Customs Fee previously imposed at the rate of 15% of gross sales.

         Selling and administrative expenses, excluding depreciation and others, also reflected the expansion of KPD's business and the increased traffic at KPT's stores. These expenses were approximately $16.2 million for the year ended December 31, 1998 and approximately $14.6 million for the same period in 1997. In terms of percentage of sales, 1998 expenses were approximately 17.76% of sales and 1997 expenses were approximately 15.23% of sales.

         For 1998 the Company provided an allowance for doubtful accounts in the amount of approximately $15.7 million for advances to related companies and directors. This allowance was necessary due to liquidity constraints of the related parties, including businesses in Hong Kong which suffered unexpected and severe losses as a result of the dramatic decrease in tourists visiting that country.

         The Company's profit, before this provision for doubtful accounts, for the 1998 fiscal year was approximately $10.8 million, compared to a profit from operations of approximately $8.5 million for the year ended December 31, 1997. The net loss for the year ended December 31, 1998, (including this provision for doubtful accounts) was approximately $4.3 million, or $0.21 per share (basic), compared to net income of approximately $7.9 million, or $0.40 per share
(basic), for the year ended December 31, 1997. This decrease was caused by a one-time charge of approximately $15.7 million, resulting from a provision for doubtful accounts. As a result of a substantial increase in the total amount of Advances to Related Companies and Loans to Directors which increased from $4.9 million at December 31,1997, to $23.1 million at December 31, 1998, and liquidity constraints on those businesses, under generally accepted accounting principles the Company was required to make this provision. Even though an allowance was provided, Management aggressively pursued collection of these accounts.

         The ratio of inventory divided by revenue for the years ended December 31, 1998 and 1997, was approximately 16.36% and 13.69%, respectively. This slight increase was a result of the commencement of operations by the Company's new stores, including Harrods (Knightsbridge) and nine boutique shops.

Liquidity and Capital Resources
-------------------------------

         For the years ended December 31, 2000 and 1999, the Company had working capital of approximately $12.0 million and $6.2 million, respectively. The improvement in this figure is due to the Company's ability to significantly expand operations, thereby increasing current assets while maintaining the current liabilities at the same level similar to last year. The Company experienced a positive cash flow from operations of approximately $3.4 million at December 31, 2000, compared to a positive cash flow of $1.4 million during the same period of 1999. This increase is mainly due to the significant increase in net income while offsetting cash payment against accrued concession fee.


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

         King Power Duty Free Company, Limited (KPD) incurred an economic and financial loss as a result of the devaluation and subsequent float of the Thai Baht on the settlement of accounts in currencies owed other than Thai Baht. However, as the Thai Baht stabilized and KPD began to buy forward contracts in order to prevent any exchange risk from its foreign currencies financial obligations, the losses from this transaction have been significantly reduced.

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

         In accordance with generally accepted accounting principles, the Company has reported loss on foreign exchange-net of $0.42 million for the year ended December 31, 2000, with the following showing the calculation supporting the figure:

                                     CHART A

The  calculation  of  Unrealized  gain on foreign  exchange of US$ = 156,810 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:

Account payable in foreign currency as of 31/12/00
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate          Total
                                                 31/12/00          Thai Baht
---------------------- ------------------ -------------------- ----------------
    Belgium Franc            192,780.00               0.9886          190,582
     Swiss Franc              13,281.00              26.3121          349,451
British Pound Sterling         7,441.10              64.2311          477,950
   Hong Kong Dollar           11,649.60               5.5238           64,350
     Italian Lire         24,384,000.00               0.0205          499,872
      US Dollar               98,500.99              43.1934        4,254,593
---------------------- ------------------ -------------------- ----------------
       Total                                                        5,836,798
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                          5,792,574
                                                               ----------------
Unrealized gain from account receivable 31/12/00                       44,224
                                                               ----------------
Unrealized gain from account receivable 01/01/00                    1,244,035
                                                               ----------------
Net unrealized gain on account receivable 31/12/00                  1,288,259
                                                               ----------------



Unrealized gain on advance as at 31/12/00
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate          Total
                           Thai Baht             31/12/00             US$
---------------------- ------------------ -------------------- ----------------
    BAHT CURRENCY         17,552,066.24               43.262          405,716
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                            444,936
                                                               ----------------
Net Unrealized gain on advanced 31/12/00                               39,220
                                                               ----------------


Unrealized gain on Cash on hand as of 31/12/00
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate          Total
                                                 31/12/00          Thai Baht
---------------------- ------------------ -------------------- ----------------
  Australian Dollar           15,655.49              23.7697          372,126
     Swiss Franc                 110.00              26.3121            2,894
 China Renminbi Yuan         212,783.00               4.9924        1,062,298
   Canadian Dollar               130.00              28.6743            3,728
  German Deutschmark           9,760.00              20.4235          199,333
     French Franc             16,110.00               6.0876           98,071
British Pound Sterling        95,967.39              64.2311        6,164,091
   Hong Kong Dollar          840,491.10               5.5238        4,642,705
     Japanese Yen         15,971,150.00             0.374590        5,982,633
      Korean Won           5,106,000.00               0.0344          175,646
  Malaysian Ringgit              497.00              11.3133            5,623
   Singapore Dollar           12,812.00              24.8320          318,148
   Taiwanese Dollar        1,787,600.00               1.3020        2,327,455
 Netherlands Guilder              25.00              18.1184              453
      US Dollar              701,795.08              43.1934       30,312,916

---------------------- ------------------ -------------------- ----------------
       Total                                                       51,668,120
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                         48,102,330
                                                               ----------------
Unrealized gain on cash in hand in foreign currency 31/12/00        3,565,790
                                                               ----------------
Unrealized gain on cash in hand in foreign currency 01/01/00         (122,343)
                                                               ----------------
Net unrealized gain on cash in hand in foreign
  currency 31/12/00                                                 3,443,447
                                                               ----------------
Net unrealized gain on account receivable foreign
  currency 31/12/00                                                 1,288,259
                                                               ----------------
Net unrealized gain on exchange rate as at 31/12/00                 4,731,706
                                                               ----------------
                                       US$ = 156,810       (US$1 = 40.2391 Baht)

                                     CHART B

The  calculation  of  Unrealized  loss on foreign  exchange of US$ = 363,439 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Unrealized loss from Loan from Bank (Trust Receipt) as at 31/12/00
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate          Total
                                                 31/12/00          Thai Baht
---------------------- ------------------ -------------------- ----------------
     Swiss Franc             266,670.03              26.6134        7,096,996
        Europe               301,200.96              40.5262       12,206,530
     French Franc          1,541,487.36               6.1791        9,525,005
British Pound Sterling        25,054.92              64.9569        1,627,490
   Hong Kong Dollar        4,222,213.10               5.5834       23,574,305
     Italian Lire         73,456,000.00               0.0210        1,542,576
     Japanese Yen          1,223,000.00               0.3800          464,789
 Netherlands Guilder         344,818.20              18.3856        6,339,689
   Singapore Dollar           31,460.80              25.1899          792,494
      US Dollar            1,939,740.53              43.4396       84,261,553
---------------------- ------------------ -------------------- ----------------
       Total                                                      147,431,427
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                        145,044,849
                                                               ----------------
Unrealized loss from Loan from Bank in foreign
  currency 31/12/00                                                (2,386,578)
                                                               ----------------
Unrealized loss from Loan from Bank in foreign
  currency 01/01/00                                                (3,379,893)
                                                               ----------------
Net unrealized loss from Loan from Bank in foreign
  currency 31/12/00                                                (5,766,471)
                                                               ----------------


Unrealized loss from Account Payable as at 31/12/00
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate          Total
                                                 31/12/00          Thai Baht
---------------------- ------------------ -------------------- ----------------
 Australian Dollar            18,900.00              24.2478          458,283
    Swiss Franc              (5,632.00)              26.6134        (149,886)
 German Deutschmark          303,688.92              20.7151        6,290,946
       Europe                198,401.95              40.5262        8,040,477
    French Franc             862,991.36               6.1791        5,332,510
  Hong Kong Dollar         5,838,272.50               5.5834       32,597,411
    Italian Lire          31,231,778.00               0.0210          655,867
Netherlands Guilder          648,084.40              18.3856       11,915,421
  Singapore Dollar            63,767.08              25.1899        1,606,286
     US Dollar             2,284,571.23              43.4396       99,240,860
---------------------- ------------------ -------------------- ----------------
       Total                                                      165,988,175
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                        161,781,893
                                                               ----------------
Unrealized loss from Account payable in foreign
  currency 31/12/00                                                (4,206,282)
                                                               ----------------
Unrealized loss from Account payable in foreign
  currency 01/01/00                                                (4,651,712)
                                                               ----------------
Net unrealized loss from account payable in foreign
  currency 31/12/00                                                (8,857,994)
                                                               ----------------
Net unrealized loss from Loan from bank (Trust
  receipt) 31/12/00                                                (5,766,471)
                                                               ----------------
Net unrealized exchange loss as of 31/12/00                       (14,624,465)
                                                               ----------------
                                     US$ = (363,439)       (US$1 = 40.2391 Baht)


NET FOR UNREALIZED GAIN/LOSS EXCHANGE AS OF 31/12/00
----------------------------------------------------

                                                                 Thai Baht         US Dollar
                                                                -----------       -----------
Net Unrealized exchange loss as of 31/12/00                       4,731,706
Net Unrealized loss on exchange rate as at 31/12/00             (14,624,465)
                                                                -----------
       NET UNREALIZED EXCHANGE                                   (9,892,760)         (245,849)
                                                                -----------
Net Unrealized exchange GAIN KPG (US) as of 31/12/00                                   39,220
                                                                                  -----------
       NET UNREALIZED EXCHANGE                                                       (206,629)
                                                                                  -----------

NET FOR REALIZED GAIN/LOSS EXCHANGE AS OF 31/12/00

Net realized loss on exchange rate of KPT as at 31/12/00        (17,671,776)
Net realized gain on exchange rate of KPD as at 31/12/00          9,064,543
                                                                -----------

       NET REALIZED EXCHANGE                                     (8,607,233)         (213,902)
                                                                -----------
Net realized gain on exchange rate of KPG (US) as at 31/12/00                               8
                                                                                  -----------
       NET REALIZED EXCHANGE                                                         (213,894)
                                                                                  -----------

        TOTAL NET REALIZED/UNREALIZED EXCHANGE RATE                                  (420,523)
                                                                                  -----------

Monetary Assets and Liabilities Denominated in Thai Baht

         As of December 31, 2000, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                            US DOLLARS

Cash and equivalents                                        1,434,627
Trade Accounts Receivable                                   1,293,661
Refundable value-added-tax                                    791,733
Advance to Related Companies                                7,735,450
Deferred income tax assets                                  3,618,933
Restricted deposit                                          7,747,981
Other current assets                                        1,149,198
Other non-current assets                                      196,091

         TYPE OF MONETARY LIABILITY

Bank overdraft & loan                                      10,009,736
Current portion of long-term debt                              31,355
Accounts payable                                            8,230,541
Advance from directors                                        446,186
Concession fees                                             1,173,990
Other current liabilities                                   4,096,632
Long-term loan - net                                          178,094

Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133 as amended by Statements of Financial Accounting Standards Nos.137 and 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that adoption will not have a significant impact on financial condition or operating results.

ITEM 8            FINANCIAL STATEMENTS

Consolidated Financial Statements of the Company (Audited)
Independent Auditors Report - Smith, Gray, Boyer & Daniell, PLLC (formerly Smith, Jackson, Boyer & Daniell, PLLC)
                              dated March 23, 2001
Independent  Auditors Report - Deloitte Touche Tohmatsu  Jaiyos,  dated April 1,
1999

Balance Sheets as of December 31, 2000 and 1999
Statements  of Income  for the Years  ended  December  31,  2000,  1999 and 1998
Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998 Statements of Changes in Shareholders' Equity for the Years ended December 31, 2000, 1999 and 1998 Notes to Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
KING POWER INTERNATIONAL GROUP CO., LTD.

We have audited the consolidated balance sheets of King Power International Group Co., Ltd. as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of King Power International Group Co., Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, cash flows and changes in shareholders' equity for the years then ended, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                    SMITH, GRAY, BOYER & DANIELL, PLLC

March 23, 2001
Dallas, Texas

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO  THE  SHAREHOLDERS  AND  BOARD  OF  DIRECTORS
KING  POWER  INTERNATIONAL  GROUP  CO.,  LTD.  AND  SUBSIDIARIES

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholder's equity and cash flows of King Power International Group Co., Ltd. and subsidiaries (the "Corporation") for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statements schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of King Power International Group Co., Ltd. and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                             DELOITTE  TOUCHE  TOHMATSU  JAIYOS

April 1, 1999
BANGKOK,  THAILAND

Audit Committee Report

The Audit Committee of the King Power Group International Co., Ltd. Board of Directors (the Committee) is composed of three directors and operates under a written charter adopted by the Board of Directors (Exhibit A). The members of the Committee are Vichai Raksriaksorn (Chair), Suwan Panyapas, and Dharmnoon Prachuabmoh. The Committee recommends to the Board of Directors, subject to stockholder ratification, the selection of the Corporation's independent accountants.

Management is responsible for the Corporation's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation's consolidated financial statements in accordance with generally accepted auditing standards in the United States of America and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes.

In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Corporation's consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

The Corporation's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence. Based upon the Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.


 /s/ Vichai Raksriaksorn                              /s/ Dharmnoon Prachuabmoh
---------------------------                          --------------------------
Vichai Raksriaksorn (Chair)                          Dharmnoon Prachuabmoh

 /s/ Suwan Panyapas
-------------------
 Suwan Panyapas


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS AT DECEMBER 31,

----------------------------------------------------------------------------------------------------------------
                                                                        Note           2000              1999

                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                             $     2,633,890   $     2,192,510
         Trade accounts and advances receivable, net of reserves of
           $977,339 in 2000 and $280,198 in 1999                                       280,785           179,485
         Refundable value added tax                                       4            791,733         1,180,436
         Trade accounts and accrued interest receivable from and
             advances to related companies and directors, net            11          9,480,316         5,214,335
         Merchandise inventories - net                                              18,081,890        16,498,754
         Restricted fixed deposits                                        3          7,747,981         3,845,629
         Deferred income tax assets                                      10          3,618,933         4,354,132
         Prepaid expenses                                                11            232,188         2,607,962
         Other current assets                                                          436,212           667,209
                                                                                    ----------        ----------
                      Total current assets                                          43,303,928        36,740,452
Property, plant and equipment - net                                       5          4,179,495         5,257,949
Investment and other assets                                                            208,287           214,180
                                                                                    ----------        ----------
        TOTAL ASSETS                                                           $    47,691,710   $    42,212,581
                                                                                    ==========        ==========




     The accompanying notes are an integral part of the financial statements




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                               AS AT DECEMBER 31,

----------------------------------------------------------------------------------------------------------------
                                                                        Note           2000              1999


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft and loans from banks                                  6    $    13,417,609   $    10,048,791
     Current portion of long - term loan                                  8             31,355            28,089
     Trade accounts payable                                                         12,067,354        10,003,574
     Advance from director                                               11            446,186                 -
     Accrued concession fees                                              7          1,173,990         8,467,028
     Accrued corporate income tax                                                    2,359,840           779,874
     Other current liabilities                                                       1,811,825         1,188,122
                                                                                    ----------        ----------
                    Total current liabilities                                       31,308,159        30,515,478
Long - term loan - net                                                    8            178,094           254,000
                                                                                    ----------        ----------
                    Total liabilities                                               31,486,253        30,769,478
                                                                                    ----------        ----------
Minority interest                                                                      605,711           378,457
Shareholders' equity                                                      9
     Common stock, $0.001 par value,
          100,000,000 shares authorized,
          20,250,000 shares issued and outstanding                                      20,250            20,250
     Additional paid in capital                                                     20,848,145        20,848,145
     Retained (deficit)                                                             (3,018,454)       (9,503,916)
     Translation adjustments                                                        (2,250,195)         (299,833)
                                                                                    ----------        ----------
                    Total shareholders' equity                                      15,599,746        11,064,646
                                                                                    ----------        ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $    47,691,710   $    42,212,581
                                                                                    ==========        ==========





     The accompanying notes are an integral part of the financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEAR ENDED DECEMBER 31,

----------------------------------------------------------------------------------------------------------------------------------
                                                                        Note           2000              1999              1998

Sales revenue                                                                  $   108,914,156   $    89,482,559   $    91,125,385

Cost of sales:
     Cost of merchandise sold                                                       53,188,627        43,280,910        39,104,944
     Concession fees                                                      7         21,511,202        22,342,213        24,969,793
                                                                                 -------------     -------------     -------------
               Total cost of sales                                                  74,699,829        65,623,123        64,074,737
                                                                                 -------------     -------------     -------------

Gross profit                                                                        34,214,327        23,859,436        27,050,648
Operating expenses:
     Selling and administrative expenses                                            23,356,573        21,836,679        16,184,976
     Provision for doubtful account                                                       --          (1,083,190)       15,745,552
                                                                                 -------------     -------------     -------------
               Total operating expenses                                             23,356,573        20,753,489        31,930,528
                                                                                 -------------     -------------     -------------

     Income from operation                                                          10,857,754         3,105,947        (4,879,880)

Other income (expenses)
     Interest income                                                                   332,631           917,421         1,439,169
     Interest expenses                                                              (1,074,709)       (1,127,426)       (1,364,628)
     Gain (Loss) on foreign exchange - net                                            (420,523)          227,904            25,909
     Gain (Loss) on investment in other companies                                       (4,123)         (112,608)             --
     Management fee income                                                                --                --             254,243
     Other income                                                                      214,452           291,337           186,795
                                                                                 -------------     -------------     -------------
               Total other revenues (expenses)                                        (952,272)          196,628           541,488
                                                                                 -------------     -------------     -------------

Net income before income tax                                                         9,905,482         3,302,575        (4,338,392)

Income tax benefit (expenses)                                            10         (3,121,690)         (848,249)          113,955
                                                                                 -------------     -------------     -------------
Net income before minority interest                                                  6,783,792         2,454,326        (4,224,437)
Minority interest                                                                     (298,330)          (41,347)          (62,697)
                                                                                 -------------     -------------     -------------
Net income attributed to common shares                                         $     6,485,462   $     2,412,979   $    (4,287,134)
                                                                                 =============     =============     =============

Weighted average number of common shares
    Outstanding                                                                     20,250,000        20,250,000        20,250,000

Basic earnings per share                                                       $          0.32   $          0.12   $         (0.21)





     The accompanying notes are an integral part of the financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE YEAR ENDED DECEMBER 31,

-------------------------------------------------------------------------------------------------------------------------
                                                                          2000                1999                1998

Net income attribute to common shares                            $      6,485,462    $      2,412,979    $     (4,287,134)
Other comprehensive income, before tax:
     Foreign currency translation adjustments                          (1,950,362)            (99,652)          3,274,159
                                                                      -----------         -----------         -----------
Comprehensive income                                             $      4,535,100    $      2,313,327    $     (1,012,975)
                                                                      ===========         ===========         ===========














     The accompanying notes are an integral part of the financial statements





            KING POWER INTERNATIONAL GROUP CO., LTD AND SUB SIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,

------------------------------------------------------------------------------------------------------------------------
                                                                          2000                1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $      6,485,462    $      2,412,979    $    (4,287,134)
  Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
       Depreciation                                                     1,466,472           1,452,924             953,908
       Unrealized loss (gain) on foreign exchange                         206,629           (184,303)           (517,287)
       Provision for damaged stock                                              -                   -           (617,652)
       Deferred income tax assets                                         735,199             110,474         (3,338,336)
       Provision for doubtful account                                           -         (1,083,190)          15,745,552
       Decrease (increase) in operating assets:
          Loan and receivables to related companies
                  and Directors                                       (4,226,762)           7,782,118        (22,131,676)
          Trade accounts receivable                                      (69,285)             121,626             777,840
          Refundable valued added tax                                     388,703           1,058,426             997,883
          Inventories                                                 (1,583,136)         (1,588,590)           2,631,652
          Prepaid expense and other current assets                     2,606,772          (2,389,570)             790,443


          Other long term asset                                           (3,427)             200,180             665,430
       Increase (decrease) in operating liabilities:
          Trade accounts payable                                        1,843,645         (1,271,552)         (3,078,966)
          Advance from director                                           446,186                   -                   -
          Accrued concession fees                                     (7,293,038)         (2,330,807)           2,791,828
          Other current liabilities                                     2,203,671         (2,881,898)           3,628,816
          Other liabilities                                               236,574              37,240             102,218
                                                                      -----------         -----------         -----------
                     Net cash provided (used) by
                         Operating activities                    $      3,443,665    $      1,446,057    $     (4,885,481)





     The accompanying notes are an integral part of the financial statements




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                         FOR THE YEAR ENDED DECEMBER 31,

-------------------------------------------------------------------------------------------------------------------------
                                                                          2000               1999                 1998

CASH FLOWS FROM INVESTING ACTIVES:
  Purchase of fixed assets                                       $       (388,019)   $      (537,263)    $     (2,564,547)
 (Increase) decrease in restricted fixed deposit                       (3,902,352)          1,408,856           3,073,008
                                                                      -----------         -----------         -----------
     Net cash provided (used) by investing activities                  (4,290,371)            871,593             508,461

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayment) in bank overdrafts                                 841,319             (32,191)          2,176,618
  Proceeds (repayment) from bank loans                                  2,384,194             (15,403)          1,578,472
  Proceeds (repayment) from installment purchase                          (18,907)            (30,647)                  -
  Proceeds (repayment) from long-term loan                                (53,733)         (1,322,221)                  -
                                                                      -----------         -----------         -----------
     Net cash provided (used) by financing activities                   3,152,873          (1,400,462)          3,755,090

Effect of exchange rate changes on cash and cash equivalents           (1,864,787)            (96,417)            676,789
                                                                      -----------         -----------         -----------
Net increase in cash and cash equivalents                                 441,380             820,771              54,859
Cash and cash equivalents - beginning of period                         2,192,510           1,371,739           1,316,880
                                                                      -----------         -----------         -----------
Cash and cash equivalents - end of period                        $      2,633,890    $      2,192,510    $      1,371,739
                                                                      ===========         ===========         ===========

Supplement cash flow information Cash paid during the period:

     Interest paid                                               $      1,057,338    $      1,188,170    $      1,469,280
     Income taxes paid                                           $      1,142,649    $      3,213,815    $          5,466














     The accompanying notes are an integral part of the financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Accumulated
                                                                            Additional                                     Other
                                                     Common Stock            Paid in     Comprehensive     Retained    Comprehensive
                                                Shares         Amount        Capital         Income        Earnings        Income
                                                                US$            US$            US$            US$            US$
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balances, January 1, 1998                     20,250,000         20,250     20,848,145                    (7,629,761)    (3,474,340)
Net Income                                                                                 (4,287,134)    (4,287,134)
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                                                  3,274,159                     3,274,159
                                                                                          -----------
Comprehensive Income                                                                       (1,012,975)          --             --
                                             -----------    -----------    -----------    ===========    -----------    -----------
Balances, December 31, 1998                   20,250,000         20,250     20,848,145                   (11,916,895)      (200,181)
                                             ===========    ===========    ===========                   ===========    ===========

Balances, January 1, 1999                     20,250,000         20,250     20,848,145                   (11,916,895)      (200,181)
Net Income                                                                                  2,412,979      2,412,979
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                                                    (99,652)                      (99,652)
                                                                                          -----------
Comprehensive Income                                                                        2,313,327
                                             -----------    -----------    -----------    ===========    -----------    -----------
Balances, December 31, 1999                   20,250,000         20,250     20,848,145                    (9,503,916)      (299,833)
                                             ===========    ===========    ===========                   ===========    ===========

Balances, January 1, 2000                     20,250,000         20,250     20,848,145                    (9,503,916)      (299,833)
Net Income                                                                                  6,485,462      6,485,462
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                 (1,950,362)                   (1,950,362)
                                                                                          -----------                   -----------
Comprehensive Income                                                                        4,353,100
                                             -----------    -----------    -----------    ===========    -----------    -----------
Balances, December 31, 2000                   20,250,000         20,250     20,848,145                    (3,018,454)    (2,550,195)
                                             ===========    ===========    ===========                   ===========    ===========

                                                Total
                                                 US$
                                             -----------

Balances, January 1, 1998                      9,764,294
Net Income                                    (4,287,134)
Other Comprehensive income, net of tax
   Foreign currency translation adjustment     3,274,159

Comprehensive Income                                --
                                             -----------
Balances, December 31, 1998                    8,751,319
                                             ===========

Balances, January 1, 1999                      8,751,319
Net Income                                     2,412,979
Other Comprehensive income, net of tax
   Foreign currency translation adjustment       (99,652)

Comprehensive Income
                                             -----------
Balances, December 31, 1999                   11,064,646
                                             ===========

Balances, January 1, 2000                     11,064,646
Net Income                                     6,485,462
Other comprehensive income, net of tax
   Foreign currency translation adjustment    (1,950,362)
                                             -----------
Comprehensive Income
                                             -----------
Balances, December 31, 2000                   15,599,746
                                             ===========




     The accompanying notes are an integral part of the financial statement

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements, which include the accounts of the Company and its subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies under 20% of interest are accounted for using the cost method. At December 31, 2000, these investments have been written down due to an assumed permanent impairment of their value. The consolidated financial statements are presented in U.S. dollars.
         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
         Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis.
         Provision for Doubtful Accounts - Estimated collection losses of the Company are provided for based on the Company's collection experience together with a review of the financial position of each debtor. Where the Company determines reserves are necessary, it will provide an allowance for the total receivable and accrued interest outstanding.
         Marketable Securities - Securities held for trading are marked to market at year-end with the resulting gain or loss being included in current income.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998


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

         The  exchange  rates at December  31, 2000 and 1999,  are $1= Thai Baht
43.262 and Baht 37.520, respectively. The average exchange rates during the years 2000, 1999 and 1998 are $1= Thai Baht 40.2391, Baht 37.8226 and Baht
40.795, respectively.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998


         New Accounting Standards Not Yet Adopted-Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133 as amended by Statement of Financial Accounting Standards Nos.137 and 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Statement requires that certain derivative instruments to be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that adoption will not have a significant impact on financial condition or operating results.

3.       RESTRICTED FIXED DEPOSITS

                                                   2000                 1999
                                                   ----                 ----

             Restricted fixed deposits     $     7,747,981       $    3,845,629
             Interest rates                  1.00 % - 5.00 %       3.00% - 5.50%

         As of December 31, 2000 and 1999, the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.   PROPERTY, PLANT AND EQUIPMENT - NET

                                                   2000                 1999
                                                   ----                 ----

      Land                                 $       607,461      $       700,426
      Building                                     119,450              137,730
      Leasehold improvements                     4,433,748            4,693,023
      Sales office equipment and fixtures        2,287,457            2,317,640
      Vehicles                                     801,891              720,864
      Work in progress                             101,970                    -
                                               -----------          -----------


             Total cost                          8,351,977            8,569,683
      Less Accumulated depreciation             (4,172,482)          (3,311,734)
      ----                                     -----------          -----------
             Net book value                $     4,179,495      $     5,257,949
                                               ===========          ===========

6.    BANK OVERDRAFT AND LOANS FROM BANKS

                                                    2000               1999

      Bank overdraft                       $     1,325,717      $       484,398
      Trust receipts                            10,704,994            9,564,393
      Short Term loan                            1,386,898                    -
                                               -----------          -----------
                                           $    13,417,609      $    10,048,791
                                               ===========          ===========

         As of December 31, 2000 and 1999, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 65.74 million ($1,519,578) and Baht 30.74 million ($819,296), respectively, bearing interest at MOR


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998


(Minimum  Overdraft  Rate),  plus  1.00% - 1.50% per  annum.  For the year ended
December 31, 2000, the average rate of MOR was 3.50% - 9.50% per annum and for the year ended December 31,1999, the average rate of MOR was 6.50% - 12.75% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)

         As of December 31, 2000 and 1999, trust receipts incurred by KPD and KPT bear interest at the rates varying from 4.00% - 12.75% and 6.17% - 12.25% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD together with a related company.

         As of December 31, 2000, the company has short-term loan with Commercial Banks in Thailand bearing interest rate at 3.50% - 8.00% per annum.

Trust receipts at December 31, 2000, are:

Foreign currency borrowing by subsidiaries in Thailand     Currencies        Amount     Interest rate (%)
      -Under forward contract and T/R          BAHT       315,688,033    $  7,297,120      8.75-9.75
      -Without forward contract                USD          1,939,741       1,947,704      9.00-12.50
                                               CHF            266.670         164,047      7.21-10.00
                                               GBP             25,055          37,619         10.00
                                               NLG            344,818         146,542         9.75
                                               FRF          1,541,487         220,170      8.00-10.00
                                               HKD          4,222,213         544,919      9.00-12.75
                                               ITL         73,456,000          35,657      8.55-8.62
                                               JPY          1,223,000          10,744      4.00-9.50
                                               SGD             31,461          18,318         9.50
                                               EUR            301,201         282,154      8.44-10.16
                                                                         ------------
                                                                         $ 10,704,994
                                                                         ============
Trust receipts at December 31, 1999, are:

Foreign currency borrowing by subsidiaries in Thailand     Currencies        Amount     Interest rate (%)
      -Under forward contract and T/R          BAHT       217,975,088    $ 5,809,571      6.17-12.25
      -Without forward contract                USD          2,892,560      2,907,192      7.50-11.50
                                               CHF            290,055        183,289      6.17-7.50
                                               DEM             12,542          6,512      7.46-7.56
                                               AUD             29,266         19,280         10.50
                                               FRF            727,837        112,731         7.50
                                               HKD          2,135,117        276,894     10.25-12.25
                                               ITL        367,483,750        192,949         7.50
                                               GBP              4,903          7,997         9.75
                                               EUR             47,260         47,978      7.50-7.56
                                                                         -----------
                                                                         $ 9,564,393
                                                                         ===========


         As of December 31, 2000 and 1999, land and building are pledged as collateral for credit line of trust receipt and long-term loan from a bank. (Note 6 and Note 8)

7.       CONCESSION FEES

         Accrued concession fees as of December 31, 2000 and 1999, consist of the following:

                                                   2000               1999
                                                   ----               ----
      - The Customs Department of Thailand    $          -       $    533,049
      - The Airports Authority Of Thailand       1,173,990          7,933,979
                                                 ---------          ---------
                                                 1,173,990          8,467,028
                                                 =========          =========

                                         For the years ended December 31,
                                       2000            1999            1998
                                       ----            ----            ----
      Concession fees expense    $  21,511,202   $  22,342,213   $  24,969,793


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, the Company has entered into various agreements with the Airports Authority of Thailand and the Customs Department of Thailand, which including the right to rent office space.
         Both KPD and KPT are required to pay concession fees, rental and service fees, property tax, and other expenses, and to pledge cash or obtain a letter of bank guarantee of a local commercial bank as collateral under the aforementioned agreements with the Airports Authority of Thailand and pay concession fees under the aforementioned agreements with the Customs Department of Thailand.
A summary of the concession and rental fees payable and value of collateral for the remaining period of the agreement are as amended are as follows (see Notes
12 and 13):

                        KPT                                                            KPD
--------------------------------------------------  ---------------------------------------------
         Airport      Rental, Service   Collateral      Airport      Rental, Service   Collateral
     Concession fees      & Other                       Customs          & Other
                          Expenses                  Concession fees      Expenses
---- ---------------  ----------------  ----------  ---------------  ----------------  ----------
                      (& in thousands)                               (& in thousands)
Year
----
2001      $ 8,947             $510      $   4,758       $ 10,601             $ 915       $ 4,345
2002        9,404              490          4,716         20,688             1,141        11,356
2003        2,246               98          4,277         21,381             1,141        11,727
2004            -                -              -         22,190             1,141        12,159
2005            -                -              -         23,462                 -        12,552
2006            -                -              -         24,502                 -        13,109


         For the years ended December 31, 2000,and 1999, both KPD and KPT were charged penalty fees amounting to $ 496,531 and $ 1,292,170, respectively, relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand. Of these amounts, $ 0 and $ 175,464, respectively, were unpaid at December 31,2000, and December 31, 1999, and are included in other current liabilities in the accompanying balance sheets.

8.       LONG-TERM LOAN - NET

Long-term liabilities as of December 31, 2000 and 1999, consist of the following:

                                                        2000            1999
                                                        ----            ----

           Long-term loans                            $ 199,447       $ 253,180
           Installment purchase payable                  10,002          28,909
                                                        -------         -------
                                                        209,449         282,089
           Less Current portion of long-term debt       (31,355)        (28,089)
                                                        -------         -------
               Total                                  $ 178,094       $ 254,000
                                                        =======         =======


As of December 31, 2000,and 1999, long-term loans consist of loans from banks carrying interest rates of 8.50% and 14.75%, per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Note 5)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998


         Loans are due as follows:
                                                      2000           1999
                                                      ----           ----
            Installment Purchase Obligation
                2000                              $         -    $    16,827
                2001                                    5,715          6,590
                2002                                    4,287          5,492
                                                      -------        -------
                       Total                      $    10,002    $    28,909
                                                      =======        =======

            Long-term Loan Installment Payments
                2000                              $         -    $    11,262
                2001                                   25,640         13,174
                2002                                   27,906         15,254
                2003                                   30,373         17,663
                2004                                   33,054         20,443
                Thereafter                             82,474        175,384
                                                      -------        -------
                       Total                      $   199,447    $   253,180
                                                      =======        =======

8.       SHAREHOLDERS'EQUITY

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

                                         Common Stock      Additional
                                         ------------       paid-in     Retained    Treasury
                                     Shares      Amount     capital     earnings     stock       Total
                                   ---------    -------    ---------   ----------  ---------   --------
    Beginning Balance at
    12/31/96                         275,316    $   275    $ 151,186   $(143,833)  $  (6,000)  $  1,628
    Form S-8 issuance at
    5/8/97                           924,684        925       69,717        --          --       70,642
    Reissuing of treasury stock         --         --           --          --         6,000      6,000
    Net loss at 6/12/97                 --         --           --       (78,270)       --      (78,270)
                                   ---------    -------    ---------   ---------   ---------   --------
    Total shareholders' equity
              At June 12, 1997     1,200,000    $ 1,200    $ 220,903   $(222,103)  $    --     $   --
                                   =========    =======    =========   =========   =========   ========

(d) On August 18,1997, the Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of $8.00 per shares with net of proceeds of $1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. One half of these shares (125,000) were placed in escrow until May 1, 1998, subject to an additional payment by the purchaser of $4.00 per share on all 250,000 shares issued or ($1,000,000) in the event that the earnings per share for the Company for the calendar year ended December 31, 1997, exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without further consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United State Securities Act of 1933, as amended.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998


10.  INCOME TAX

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

     The provision for income taxes consist of the following:

                                                             2000            1999           1998
                                                             ----            ----           ----
  Current income tax (Payable)                          $              $              $
            United States                                       --             --             --
             Foreign                                      (2,386,491)      (737,775)    (3,476,186)
                                                          ----------     ----------     ----------
                                                          (2,386,491)      (737,775)    (3,476,186)
                                                          ----------     ----------     ----------
  Deferred income tax
            United States                                       --             --             --
             Foreign                                        (735,199)      (110,474)     3,590,141
                                                          ----------     ----------     ----------
                                                            (735,199)      (110,474)     3,590,141
                                                          ----------     ----------     ----------
  Net income tax expense                                $ (3,121,690)  $   (848,249)  $    113,955
                                                          ==========     ==========     ==========

     Pre-tax income for foreign companies for the year ended December 31, 2000, was $ 10,165,058. Current taxes payable are included in current liabilities.

     The components of deferred income tax assets and liabilities were:

                                                             2000           1999           1998
                                                             ----           ----           ----

  Reserves for bad debts and investment obsolescence    $  3,873,561   $  4,423,804   $  4,945,942
  Net operating loss carried forward                         274,659        369,019        333,572
                                                          ----------     ----------     ----------
                                                           4,148,220      4,792,823      5,279,514
  Less Valuation allowance                                 (529,287)       (438,691)      (814,908)
  -----                                                   ----------     ----------     ----------
  Deferred income tax assets                            $  3,618,933   $  4,354,132   $  4,464,606
                                                          ==========     ==========     ==========

         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                                   For year ended December 31,
                                                   2000       1999       1998
                                                  ------     ------     ------
  Standard income tax rate                         35.00%     35.00%    (35.00%)
  Foreign tax rate difference                      (5.23%)    (4.00%)     2.00%
  Use of net operating loss carry - forward            -          -      (1.00%)
  Valuation allowance recorded                         -          -      19.00%
  Less   Valuation allowance                        0.92%    (11.00%)        -
  ----
  Non deductible expenses                           0.70%      6.00%      3.00%
  Other miscellaneous  (including translation)         -          -       9.00%
                                                  ------     ------     ------
  Effective income tax rate                        31.39%     26.00%     (3.00%)
                                                  ======     ======     =======

         As of December 31, 2000,and 1999, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $ 274,659 and $ 369,019, respectively, that expire in years 2001 through 2004. (A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998


11.  RELATED PARTIES AND DIRECTORS TRANSACTIONS
The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at December 31, 2000 and 1999, with related companies and directors are as follows ($ in thousands)

                                                                               As at December 31, 2000
                                                               Loans to and
                                                    Accounts   receivables from related     Management                Accounts
                                                   Receivable  Companies and Directors   Fee Receivables              Payable
                                                   ----------  ------------------------  ---------------  ----------  --------
                                                                 Loans     Interest and                      Total
                                                                               other
                                                                            receivables
2000
King Power International Co., Ltd.                      1,734      6,553          240            --            8,527       302
Forty Seven Co., Ltd.                                    --        2,408          517            --            2,925      --
Downtown D.F.S. (Thailand) Co., Ltd.                      391      2,220          240           2,133          4,984      --
Top China Group Co., Ltd.                                --          231            5            --              236      --
Lengle (Thailand) Co., Ltd.                              --          833           59            --              892      --
Lengle TAT Phnom Penh Duty Free                            81       --           --              --               81      --
King Power On Board Sales and Services Co., Ltd.           17      3,373           27            --            3,417      --
Thai Nishigawa International Co., Ltd.                   --         --           --              --             --          56
Niji (Thailand) Co., Ltd.                                --         --           --              --             --         104
                                                   ----------  ---------   ----------      ----------     ----------  --------
                                                        2,223     15,618        1,088           2,133         21,062       462
Less Allowance for doubtful accounts:
         Related companies                             (1,075)    (7,883)        (491)         (2,133)       (11,582)     --
         Directors                                       --         --           --              --             --        --
                                                   ----------  ---------   ----------      ----------     ----------  --------
                                                       (1,075)    (7,883)        (491)         (2,133)       (11,582)     --
                                                   ----------  ---------   ----------      ----------     ----------  --------
Total                                                   1,148      7,735          597            --            9,480       462
                                                   ==========  =========   ==========      ==========     ==========  ========

Director - to/(from)                                     --         (446)        --              --             (446)     --
                                                   ==========  =========   ==========      ==========     ==========  ========




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                         As at December 31, 1999
                                                               Loans to and
                                                    Accounts   receivables from related     Management                Accounts
                                                   Receivable  Companies and Directors   Fee Receivables              Payable
                                                   ----------  ------------------------  ---------------  ----------  --------
                                                                 Loans     Interest and                      Total
                                                                                other
                                                                            receivables
1999
King Power International Co., Ltd.                      2,613      3,340          207               -          6,160       222
Forty Seven Co., Ltd.                                       -      2,777          541               -          3,318         -
Downtown D.F.S. (Thailand) Co., Ltd.                      451      2,596          226           2,459          5,732         1
King Power Duty Free (CBO) Ltd.                             -      1,079           36               -          1,115         -
Top China Group Co., Ltd.                                   -        267            -               -            267         -
Lengle (Thailand) Co., Ltd.                                 -        960           49               -          1,009         -
Lengle TAT Phnom Penh Duty Free                            44          -            -               -             44         -
King Power On Board Sales and Services Co., Ltd.           11      1,628            1               -          1,640        11
Thai Nishigawa International Co., Ltd.                      -          -            -               -              -        45
Niji (Thailand) Co., Ltd.                                   9          -            -               -              9        27
                                                   ----------  ---------   ----------      ----------     ----------  --------
                                                        3,128     12,647        1,060           2,459         19,294       306
Directors - to/(from)                                       -          -            -               -              -         -
                                                   ----------  ---------   ----------      ----------     ----------  --------
                                                        3,128     12,647        1,060           2,459         19,294       306
Less Allowance for doubtful accounts:

         Related companies                             (1,240)    (9,796)        (585)         (2,459)       (14,080)        -
         Directors                                          -          -            -               -              -         -
                                                   ----------  ---------   ----------      ----------     ----------  --------
                                                       (1,240)    (9,796)        (585)         (2,459)       (14,080)        -
                                                   ----------  ---------   ----------      ----------     ----------  --------
Total                                                   1,888      2,851          475               -          5,214       306
                                                   ==========  =========   ==========      ==========     ==========  ========


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. At December 31, 2000 and 1999, there are accrued concession fees amounting to $ 1,173,990 and $ 7,933,979, respectively.

               POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

         On March 8, 2000, due to the dramatic decline of market interest rates in Thailand and in order to maintain liquidity within the group of companies, the board of directors of the company passed a resolution reducing the interest on loans to/from related companies and directors to be 2.00% and 1.00% per annum, respectively. Effective January 1, 2000, promissory notes with maturities of less than 6 months bear no interest. Such loans have no collateral and are due on demand.

         The Company had operating transactions with related parties and directors as follows ($ in thousands):

                                         Related Companies
                                For the years ended December 30,
                                    2000                   1999           1998
                                    ----                   ----           ----
   Sales                        $  1,342             $    3,219     $      805
   Interest income                   212                    602            843
   Management fee income               -                      -            254
   Purchase                        1,590                  2,658            945
   Commission                          -                      -            369
   Concession fees                12,629                 22,414         11,092
                                                              Directors
                                                For the years ended December 30,
                                    2000                   1999           1998
                                    ----                   ----           ----
   Interest income              $      -             $       16     $      198

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

12.  COMMITMENTS AND CONTINGENT LIABILITIES (see Note 7)
        Lease commitments

         As of December 31, 1998, KPG Thai had a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transferred the rights of the following lease agreements to KPT and KPD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:
         -KPT has made lease agreement with SIAM TOWER to lease 26th floor starting from November 1, 2000, to October 31, 2003.
         -KPD has made lease agreement with SIAM TOWER to lease 27th floor starting from November 1,2000, to October 31, 2003.
          KPT and KPD have made lease agreement with the third party starting from April 1, 1998, to December 31, 2001.
         Lease and service charge commitment are due as follows:

                                                  KPT             KPD
                                                  ---             ---

                            2001           $    159,534    $    247,037
                            2002                160,166         160,166
                            2003           $    138,727    $    138,727


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

         Letter of guarantees
         As of December 31, 2000 and 1999, KPT and KPD were contingently liable for bank guarantees totaling $10.13 million and $12.68 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.
         Unused letters of credit
         As of December 31, 2000, and 1999, KPD and KPT have the unused letters of credit amounting to $8.17 million and $3.19 million, respectively.

     13.  SUBSEQUENT EVENT
         On March 20,  2001,  the  Airports  Authority  of Thailand  awarded the
Company a concession beginning January 1, 2002, to operate the duty free retail space of its only competitor in Thailand's international airports. Coupled with the extension of its already existing concession, the Company will be positioned as the principle operator of tax free and duty free stores in Thailand after 2001.

     14.  SEGMENT FINANCIAL INFORMATION
The following segment information of the Company for December 31, 2000, 1999 AND
1998,  are  disclosed in  accordance  with  Statement  of  Financial  Accounting
Standard No.131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management
($ in thousands).

                                            For the year ended December 31, 2000

                                       Duty Free  Tax Free  All Other  Consolidated
                                         Retail    Retail
                                       ---------  --------  ---------  ------------
Segment Information                         US $      US $      US $          US $
-------------------
- Revenue from external customers         81,058    27,856         -       108,914
- Cost of merchandise sold                41,501    11,688         -        53,189
- Concession fees                         12,629     8,882         -        21,511
- Gross profit                            26,908     7,306         -        34,214
- Interest Income                            262        38        33           333
- Interest expense                         1,039        36         -         1,075
- Segment net income (loss)                6,809       236      (261)        6,784
- Segment total assets                    37,146    10,320       226        47,692
- Expenditures for segment assets            374        14         -           388
- Depreciation                             1,106       360         -         1,466
- Unrealized gain (loss) on exchange       (272)        26        39         (207)
- Deferred income tax assets               2,418     1,180        21         3,619


                                                                        Long-lived
                                                             Revenue      Assets
                                                            ---------  ------------
   Geographical Information                                      US $          US $
   ------------------------
   Bangkok                                                    104,951         4,253
   Northern Thailand region                                       531            44
   Southern Thailand region                                     3,432            91
                                                            ---------  ------------
       Total                                                  108,914         4,388
                                                            =========  ============





            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            For the year ended December 31, 1999

                                       Duty Free  Tax Free  All Other  Consolidated
                                         Retail    Retail
                                       ---------  --------  ---------  ------------

Segment Information                         US $      US $       US $         US $
-------------------
- Revenue from external customers         63,283    26,199          -       89,482
- Cost of merchandise sold                31,870    11,411          -       43,281
- Concession fees                         10,979    11,363          -       22,342
- Gross profit                            20,434     3,426          -       23,860
- Interest Income                            725       110         82          917
- Interest expense                         1,111        16          1        1,128
- Segment net income (loss)                  842       388      1,224        2,454
- Segment total assets                    30,007    11,975        231       42,213
- Expenditures for segment assets            361       313          5          679
- Depreciation                             1,067       340         46        1,453
- Unrealized gain (loss) on exchange         201      (18)          2          185
- Allowance for doubtful account             985     (561)    (1,507)      (1,083)
- Deferred tax                             2,788     1,542         24        4,354


                                                                        Long-lived
                                                             Revenue      Assets
                                                            ---------  ------------
Geographical Information                                         US $         US $
------------------------
Bangkok                                                        86,304        5,344
Northern Thailand region                                          493           58
Southern Thailand region                                        2,685           70
                                                            ---------  ------------
     Total                                                     89,482        5,472
                                                            =========  ============







            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

                                          For the year ended December 31, 1998

                                       Duty Free  Tax Free  All Other  Consolidated
                                         Retail    Retail
                                       ---------  --------  ---------  ------------

Segment Information                         US $      US $       US $         US $
-------------------
- Revenue from external customers         57,461    33,664          -       91,125
- Cost of merchandise sold                25,537    13,568          -       39,105
- Concession fees                         11,198    13,771          -       24,969
- Gross profit                            20,726     6,325          -       27,051
- Interest Income                          1,049       264        126        1,439
- Interest expense                         1,048       313          4        1,365
- Segment net income (loss)                2,251   (2,781)    (3,757)      (4,287)
- Segment total assets                    35,164    11,678      1,234       48,076
- Expenditures for segment assets          2,532       580        710        3,822
- Depreciation                               539       311        104          954
- Unrealized gain (loss) on exchange       (491)       539       (74)         (26)
- Provision for damage stock (reversal)    (618)         -          -        (618)
- Allowance for doubtful accounts          8,468     4,977      2,301       15,746
- Deferred tax                             1,865     2,540         60        4,465


                                                                        Long-lived
                                                             Revenue      Assets
                                                            ---------  ------------
Geographical Information                                          US$          US$
------------------------
Bangkok                                                        88,040        6,608
Northern Thailand region                                          619           62
Southern Thailand region                                        2,466           35
                                                            ---------  ------------
     Total                                                     91,125        6,705
                                                            =========  ============


-----------------------------------------------------------------------------------------------------------------------------------
             SCHDULE 2 - ALLOWANCES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Balance at   Additions     Additions  Deductions    Balance at
                                                                    ---------------------------------------------------------------
                                                                    beginning    charged to     charged                end of year
                                                                    ---------------------------------------------------------------
                                                                     of year     costs and     to other
                                                                    ---------------------------------------------------------------
                                                                                 expenses      accounts
                                                                    ---------------------------------------------------------------

For the Year Ended December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Allowances Deducted from Assets
-----------------------------------------------------------------------------------------------------------------------------------
    Trade accounts receivable                                          280,198                  697,141                     977,339
-----------------------------------------------------------------------------------------------------------------------------------
    Accounts receivable - related companies                          1,239,811        --           --         (164,555)   1,075,256
-----------------------------------------------------------------------------------------------------------------------------------
    Loans to and receivable from related company and directors      10,660,996        --       (697,141)    (1,310,428)   8,373,229
-----------------------------------------------------------------------------------------------------------------------------------
    Deferred tax                                                       438,691        --         90,696           --        529,387
-----------------------------------------------------------------------------------------------------------------------------------
    Management fees (other current assets)                           2,459,328        --           --         (326,417)   2,132,911
-----------------------------------------------------------------------------------------------------------------------------------
    Investments in other companies                                     201,205        --           --          (22,871)     178,334
-----------------------------------------------------------------------------------------------------------------------------------
         Total allowances Deducted from Assets                      15,000,031           0       90,696     (1,824,271)  13,266,456
--------------------------------------------------------------------===============================================================

-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Allowances Deducted from Assets
-----------------------------------------------------------------------------------------------------------------------------------
    Trade accounts receivable                                             --                    280,198                     280,198
-----------------------------------------------------------------------------------------------------------------------------------
    Accounts receivable - related companies                          1,874,290        --        223,466      (857,945)    1,239,811
-----------------------------------------------------------------------------------------------------------------------------------
    Loans to and receivable from related company and directors      11,157,025        --       (280,198)     (496,029)   10,380,798
-----------------------------------------------------------------------------------------------------------------------------------
    Deferred tax                                                       814,908        --         83,671      (459,888)      438,691
-----------------------------------------------------------------------------------------------------------------------------------
    Management fees (other current assets)                           2,714,184        --           --        (254,856)    2,459,328
-----------------------------------------------------------------------------------------------------------------------------------
    Investments in other companies                                      89,688     112,608         --          (1,091)      201,205
-----------------------------------------------------------------------------------------------------------------------------------
         Total allowances Deducted from Assets                      16,650,095     112,608      307,137    (2,069,809)   15,000,031
--------------------------------------------------------------------===============================================================

-----------------------------------------------------------------------------------------------------------------------------------
Allowances Deducted from Assets
-----------------------------------------------------------------------------------------------------------------------------------
    Accounts receivable - related companies                               --     1,874,290         --             --      1,874,290
-----------------------------------------------------------------------------------------------------------------------------------
    Loans to and receivable from related company and directors            --    11,157,025         --             --     11,157,025
-----------------------------------------------------------------------------------------------------------------------------------
    Merchandise inventories                                            533,367        --           --         (533,367)           0
-----------------------------------------------------------------------------------------------------------------------------------
    Deferred tax                                                          --          --        814,908           --        814,908
-----------------------------------------------------------------------------------------------------------------------------------
    Management fees (other current assets)                                --     2,714,184         --             --      2,714,184
-----------------------------------------------------------------------------------------------------------------------------------
    Investments in other companies                                      55,666      16,177       17,845           --         89,688
-----------------------------------------------------------------------------------------------------------------------------------
         Total allowances Deducted from Assets                         589,033  15,761,676      832,753       (533,367)  16,650,095
--------------------------------------------------------------------===============================================================


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 10  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                           Age           Position
----                           ---           --------

Vichai Raksriaksorn            42            Group Chairman, Chief Executive
                                             Officer and Director

Viratana Suntaranond           59            Group Chief Financial Officer,
                                             Secretary, Treasurer and Director

Aimon Raksriaksorn             43            Group Deputy Managing Director
                                             and Director

Suwan Panyapas                 56            Director

Dharmnoon Prachuabmoh          66            Director

*Pong Chewananth               53            Director


* Resigned effective November 12th, 2000 due to his political candidate as a Member of the Parliament of the Thai government, which position require the candidates to be free from all employment of both the public and private sectors.

Set forth below is a description of the backgrounds of the executive officers and directors of the Company and a listing of their principal occupations for the past five years.

Vichai Raksriaksorn
1999-Present      Acting  Group  Managing  Director of King Power  International
                  Group Co., Ltd.
1997-Present      Group Chairman,  Chief Executive  Officer and Director of King
                  Power  International Group Co., Ltd. Managing Director of King
                  Power Duty Free Co., Ltd.
                  Chairman of King Power On Board Sale & Services Co., Ltd.
1994-Present      Chairman of King Power International Co., Ltd.
                  Chairman of V&A Holdings Co., Ltd.
1993-Present      Chairman of King Power Tax Free Co., Ltd.
                  Chairman of Capitalux Co., Ltd.
1991-Present      Chairman of TAT (Phnom Penh) Duty Free Co., Ltd.
1989-1999         Managing Director of Downtown D.F.S. (Thailand) Co., Ltd.


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


Suwan Panyapas
1999-Present      Board of Director of V.R.J. International Co., Ltd.
                  Board of Director of C.A.S. Intertrade Co., Ltd.
1997-Present      Director and Group Senior Advisor of King Power  International
                  Group Co., Ltd.
1996-1999         Senator of Thai National Assembly
1992-2000         Board of Director of Infotel Communication Co., Ltd.
1991-Present      Advisor to TAT Duty Free Co., Ltd.
1989-Present      Advisor & Shareholder of Downtown DFS (Thailand) Co., Ltd.
1989-1991         Managing Director of TAT Duty Free Co., Ltd.
Some Special Positions Held:
o        Member  of  Committee  Training  Successful   Candidates  appointed  to
         Juvenile Court.
o        Member of  Sub-Committee on the Development of Judicial and Ministerial
         System.
o        Member of Committee/Secretary on Selection Test for Judicial Officer
o        Senior Judge of Thonburi Court
o        Chief Judge of Udon Thanee District Court
o        Chief Judge attached to the Ministry of Justice


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

Chulchit Bunyaketu (age: 58)
2000              Board Director of Total Access Communication Co., Ltd.
1999              Board Director of Universal Utilities Co., Ltd
1998-Present      Managing Director, Thai Oil Company Limited
1998              Managing Director, Thaioil Power Company Limited
                  Board Director of the Petroleum Authority of Thailand
                  Board Director of Thai Lube Blending Co., Ltd.
1997              Advisor to Board  Director  of  Broadcasting  Director  Board,
                  Royal Thai Army Radio & Television

1996              Board  Director  of the  Population  &  Community  Development
                  Association
                  Board Director of Thai Army Television Channel 5 & 7
                  Board Director of Thai Paraxylene Company Limited
                  Board Director of Thaioil Power Company Limited
                  Board Director of Independent Power (Thailand) Company Limited
1994              Deputy Managing Director, Thai Oil Company Limited
1995              Board Director of Thai Lube Base Public Company Limited
1996              Board  Director of Eastern  Water  Resources  Development  and
                  Management Co., Ltd.,
                  Provincial Water Works Authority
                  Board Director of Bangkok Mass Transit System Corp. Ltd.

Mrs. Preeyaporn Thavornun (age: 49)
1997-Present      Direct Distributor of Amway (ruby)
1985-1997         Vice President of Provident Fund  Management  Department  Asia
                  Credit Ltd.
1975-1985         Manager of Accounting  of Cathay Trust Finance and  Securities
                  Co., Ltd.
1974-1975         Accounting Staff of Thai Military Bank, Samutprakarn Branch

Pong Chewananth
1998-2000*        President, Infotel Communications (Thailand) Co., Ltd.
1997-1998         Advisor to the Minister of Industry
1997              Deputy  Secretary-General  to the Prime Minister for Political
                  Affairs
1996-1997         Board of  Agriculture  and  Co-operative  Policy and  Planning
                  Committee;
                  Board of Director,  Transport Co., Ltd., Ministry of Transport
                  and  Communications
1995-1997         Director,  Marketing  Organization  for  farmer,  Ministry  of
                  Agriculture and Co-operative
1994-1995         Advisor to the Ministry of Public  Health
1994              Advisor to the Deputy Prime  Minister
* Resigned effective December 12th, 2000 due to his political candidate as a Member of the Parliament of the Thai government, which position require the candidates to be free from all employment of both the public and private sectors.

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

The Company's bylaws provide that directors may be paid their expenses, if any. Directors were not paid an annual retainer but they were each paid approximately $2,500 - $7,200 per annum to attend meetings of the Board of Directors, Board of Executive Officers, or of its committee meeting held in 2000.


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

Compliance with Section 16(a) of the securities Exchange Act of 1934

Based solely on the review of Forms 3,4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), no individuals have failed to file on a timely basis the reports required to be filed under that rule or as required by
Section 16(a) of the 1934 Act during the 2000 fiscal year.

ITEM 11  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation paid by the Company to its Executive
Officers for the fiscal year ended  December 31, 1996,  1997,  1998,  1999,  and
2000. None of the Company's executive officers or directors received cash and/or non-cash compensation in excess of $100,000 for any of those fiscal years.

Summary Compensation Table

--------------------------------------------------------------------------------------------------
       (a)                 Annual Compensation            Long Term Compensation
    Name and                                             Awards              Payouts
    Principal                                                                             (i)
    Position
--------------------------------------------------------------------------------------------------
                   (b)     (c)    (d)        (e)          (f)        (g)      (h)
-----------------  ----  ------  -----  ------------  ------------  ------- --------- ------------
                   Year  Salary  Bonus  Other Annual   Restricted   Option/   LTIP      All Other
                                        Compensation  Stock Awards  SARs(#)  Payouts  Compensation
-----------------  ----  ------  -----  ------------  ------------  ------- --------- ------------
Vichai             2000  74,554    -       7,256*          -           -        -           -
Raksriaksorn       1999  79,317    -       5,000           -           -        -           -
Group Chairman &   1998     -      -       5,000           -           -        -           -
CEO                1997     -      -       6,800           -           -        -           -
                   1996     -      -         -             -           -        -           -

-----------------  ----  ------  -----  ------------  ------------  ------- --------- ------------
Viratana           2000  59,643    -       6,262**         -           -        -           -
Suntaranond        1999  63,454    -       5,000           -           -        -           -
Group Executive    1998     -      -       5,000           -           -        -           -
Director & CFO     1997     -      -       6,800           -           -        -           -
                   1996     -      -         -             -           -        -           -
-----------------  ----  ------  -----  ------------  ------------  ------- --------- ------------
Aimon              2000  59,643    -       5,517**         -           -        -           -
Raksriaksorn       1999  63,454    -       2,000           -           -        -           -
Group Deputy       1998  53,000    -       2,000           -           -        -           -
Managing Director  1997     -      -       6,800           -           -        -           -
                   1996     -      -         -             -           -        -           -
-----------------  ----  ------  -----  ------------  ------------  ------- --------- ------------

* Vichai Raksriaksorn received meeting compensation fo r the Board of Directors' Meeting, the Board of Executive Officers' Meeting, and Audit Committee Meeting.

**       Viratana   Suntaranond   and  Aimon   Raksriaksorn   received   meeting
         compensation for the Board of Directors' Meeting and the Board of Executive Officers' Meeting.

The Company has no employment agreements with any of its executive officers or directors.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 28, 2000, with regard to the beneficial ownership of the Common Stock: (i) by each person known to the Company to a be beneficial owner of 5% or more of its outstanding Common Stock; (ii) by the officers, directors and key employees of the Company individually; and (iii) by the officers and directors as a group.

       (1)                                (2)                            (3)
Name and Address           Number of Shares Beneficially Owned         Percent
----------------           -----------------------------------         -------

Vichai Raksriaksorn (1)              5,748,000 (1)                      28.38%
Viratana Suntaranond (2)             3,000,000 (2)                      14.81%
Aimon Boonkhundha (3)                3,000,000 (3)                      14.81%
Suwan Panyapas                           -0-                              *
Dharmnoon Prachuabmoh                    -0-                              *
Pong Chewananth                          -0-                              *
Niphon Raksriaksorn (4)              1,037,883 (4)                       5.12%

         TOTAL 7 persons            12,785,883 (1)(2)(3)(4)             63.14%

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


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following companies, which are owned or controlled by one or more of the directors of the Company, had transactions with the Company during the 2000 fiscal year and are likely to have similar transactions with the Company in the future. The related amounts are disclosed in Note 11 "Related Parties Transactions" in Notes To Consolidated Financial Statements. All transactions were on terms and conditions and at prices substantially similar to those that these companies would have negotiated with unrelated third parties for the same goods and services.

Thai Nishikawa International Co., Ltd.

Ms. Aimon Raksriaksorn is a Director and Managing Director of this company, whose main business is a manufacturer of costume jewelry for exporting.

Lengle (Thailand) Co., Ltd.

Mr. Vichai Raksriaksorn is the Managing Director and Mr. Suwan Panyapas is a stockholder of this company. Along with Mr. Viratana Suntaranond, and Ms. Aimon Raksriaksorn, they are also stockholders of this company, whose main business was the Central Buying Office for local merchandise sold to KPT. Other than the existing loan outstanding owed to KPG's subsidiary, the Company currently has no business activities.

Thai Sky Travel & Intertrade Co., Ltd.

Mr. Viratana Suntaranond is the Managing Director, director and owners of this company, whose main business is a travel agency providing traveling arrangement for clients. There have been and continue to be minimum business activities with this company but principally the Company and its subsidiaries benefit from the lower prices offered by this company for its services.

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

Forty Seven Co., Ltd.

Messrs. Viratana Suntaranond, Dharmnoon Prachuabmoh, and Mr. Vichai Raksriaksorn are shareholders of this company, whose main business is to act as the holding company for a duty free operation in Hong Kong. This company's operations are currently being liquidated and it is in the process of recovering the owners' investment in this business.

Top China Group Co., Ltd.

Messrs. Viratana Suntaranond, Dharmnoon Prachuabmoh, and Vichai Raksriaksorn are shareholders of this company, whose main business is acting as the holding company for a duty free operation in Mainland China at the Great Wall. This company operates, as a joint venture with the Forestry Ministry of the Republic of China, a duty free business at the Great Wall area under the 50-year license.

King Power International Co., Ltd.

Mr. Vichai Raksriaksorn, Mr. Viratana Suntaranond, and Ms. Aimon Raksriaksorn are Directors of this Company, with Mr. Raksriaksorn being its Chairman. They are all are shareholders of this Company, whose main business is the operation of a duty free store in downtown Bangkok where merchandise is sold to international travelers.

Downtown D.F.S. (Thailand) Co., Ltd.

Mr. Vichai Raksriaksorn, Mr. Suwan Panyapas, and Ms. Aimon Raksriaksorn, and are shareholders of this company. The main business of this company is the operation of a duty free store in downtown Bangkok. During the year 2000, this company has transferred its operation to King Power International Co., Ltd. (KPI) and is in the process of settling proceeds from sales of this business with KPI.

Airports Authority of Thailand (AAT)

AAT is a governmental agency and it owns five percent of the stock of King Power Duty Free Co., Ltd.

King Power on Board Sale and Service Co., Ltd.

Mr. Vichai Raksriaksorn and Ms. Aimon Raksriaksorn are the Directors and, together with Mr. Viratana Suntaranond, are the shareholders of this company. The main business of this company is the operation of duty free sales on board the airplanes owned and operated by Thai Airways International Public Co., Ltd.

Infotel Communication (Thailand)  Co., Ltd.

Mr. Suwan Panyapas is the Managing Director and the shareholders of this company. The main business of this company, which holds the appropriate license from the Telecommunications Authorities in Thailand, is to operate an information providing service to the public.

TAT (Phnom Penh) Duty Free Co., Ltd.

Mr. Vichai Raksriaksorn and Mr. Suwan Panyapas are the Directors and, together with Mr. Vichai Raksriaksorn and Ms. Aimon Raksriaksorn, are the shareholders of this company. The main business is operating the duty free retail in Phnom Penh, Cambodia.

PART IV

ITEM 14           EXHIBITS AND REPORTS ON FORM 8-K

There follows a list of all exhibits filed with this Form 10-K (1998), including those incorporated by reference. .

-------   ----------------------------------------------------------------------
Exhibit
No.                        Name or Description
-------   ----------------------------------------------------------------------
3.1*      Articles of Incorporation of King Power International Group Co., Ltd.
3.2*      By-Laws of King Power International Group Co., Ltd.
3.3*      Certification Document of King Power Duty Free Co., Ltd.
3.4*      Certification Document of King Power Tax Free Co., Ltd.
3.5*      Memorandum of Association of King Power International Group Co., Ltd.
10.1*     Letter of Guarantee dated 01/24/97 (was 10.12)
10.2*     Letter of Guarantee dated 06/13/97 (was 10.14)
10.3*     Letter of Guarantee dated 06/13/97 (was 10.15)
10.4** Contract- Permission to Sell- Bangkok Airport with AAT dated 10/02/97 (was 10.21)
10.5** Maintenance & Repairs Agreement with Logic Company Limited, dated 09/01/98 for King Power Tax Free Co., Ltd. (was 10.29)
10.6** Maintenance & Repairs Agreement with Logic Company Limited, dated 09/01/98 for King Power Duty Free (was 10.31)
10.7**    Memorandum with Thai Military Bank dated 08/21/98 (was 10.33)
10.8**    Guarantee for Thai Military Bank dated 08/21/98 (was 10.34)
10.9**    Guarantee for Thai Military Bank dated 08/21/98 (was 10.35)
10.10**   Guarantee for Thai Military Bank dated 08/21/98 (was 10.36)
10.11**   Memorandum with Thai Military Bank dated 11/19/98 (was 10.37)
10.12**   Memorandum with Thai Military Bank dated 11/19/98 (was 10.38)
10.13**   Guarantee for Thai Military Bank dated 11/19//98 (was 10.39)
10.14**   Guarantee for Thai Military Bank dated 11/19//98 (was 10.40)
10.15**   Guarantee for Thai Military Bank dated 11/19//98 (was 10.41)
10.16**   Guarantee for Thai Military Bank dated 11/19//98 (was 10.42)
10.17**   Notice for  Deduction  with Thai  Military  Bank dated  11/25/98  (was
          10.43)
10.18**   Pledge for Thai Military Bank dated 12/03/98 (was 10.44)
10.19**   Letter of Consent with Thai Military Bank dated 12/03/98 (was 10.45)
10.20**   Letter of Consent with Thai Military Bank dated 12/03/98 (was 10.46)
10.21**   Loan Agreement with Siam City Bank dated 06/23/98 (was 10.47)
10.22** First Amendment to Loan Agreement with Siam City Bank dated 06/23/98 (was 10.48)
10.23**   Guarantee for Siam City Bank dated 06/23/98 (was 10.49)
10.24**   Guarantee for Siam City Bank dated 11/12/98 (was 10.50)
10.25**   Letter of Consent with Siam City Bank dated 11/27/98 (was 10.51)
10.26**   Pledge for Siam City Bank dated 11/27/98 (was 10.52)
10.27**   Letter of Consent with Siam City Bank dated 12/30/98 (was 10.53)
10.28**   Pledge for Siam City Bank dated 12/30/98 (was 10.54)
10.29**   Contract of  Permission   for   Operating   Business   Selling  Photo
          Developing-Duplicating-Enlarging Services at Bangkok International Airport KPT#1 Contract No. 6-22/2542 (was 10.56)
10.30** Contract of Permission for Operating Business Selling Medicines, Medical Supplies and Health Products at Bangkok International Airport KPT#3 Contract No. 6-24/2542 (was 10.57)
10.31**   Contract of Permission for Operating  Business  Selling  Souvenirs and
          Miscellaneous   Items   at   Domestic   Passengers  Terminal   Bangkok
          International Airport KPT#5 Contract No. 6-06/2542 (was 10.58)

10.32** Lease Agreement Domestic Passengers Terminal Bangkok International Airport KPT#6 Agreement No. 1-06/2542 (was 10.59)
10.33** Lease Agreement Bangkok International Airport KPT#7 Agreement No. 1-104/2542 (was 10.60)
10.34** Memorandum Attached to Contract of Permission for Operating Business of Selling Merchandize and Souvenirs at Bangkok International Airport No. 6-01/2541 dated 2 October 1997 Amendment 1 KPT#10 (was 10.63)
10.35 Memorandum Attached to Lease Agreement at Bangkok International Airport No. 1-01/2541 dated 2 October 1997 Amendment 1 KPT#11 (was 10.64)
10.36     Siam Tower Lease KPT dated 11/23/97 KPT#13 (was 10.67)
10.37**   Siam Tower Lease KPD dated 11/23/97 KPD#8 (was 10.75)
10.38** Pledge Agreement of Debenture dated 6/17/99 FN#2 SCC (Siam City Bank) (was 10.77)
10.39** Letter of Consent for Bank Deposits Deduction dated 6/17/99 FN#3 SCC (was 10.78)
10.40 Contract of Permission for Operating Business Selling Merchandise And Souvenirs in Transit Lounge International Passenger Terminal Bangkok International Airport dated 6-16-00
10.41 Lease Agreement for Space in Building Bangkok International Airport dated 1-16
10.42 Contract of Permission for Operating Business Selling Sports Clothes and Equipment, Toys, Games, and Souvenirs for Children, Bangkok International Airport dated 6-02-00
10.43     Lease Agreement for Space in Building  Bangkok  International  Airport
          1-02-00
10.44 Contract of Permission for Operating Business Selling Souvenirs and Miscellaneous Items in Domestic Passenger Terminal Bangkok International Airport dated 6-10-00
10.45 Lease Agreement for Space in Building of Bangkok International Airport dated 1-10-00
10.46 Contract of Permission for Operating Business Selling Books, Magazines, Printed Materials, Cards, Stationery; Selling and Renting Tapes, VDO, CD; Providing Services for printing Name Cards, Making Rubber Stamps, Graphic, Advertising Stickers & Photo Copies at Bangkok International Airport dated 6-03-00
10.47 Lease Agreement for Space in Building Bangkok International Airport dated 1-03-00
10.48     Lease Agreement for Space in Building  Bangkok  International  Airport
          1-08-00
10.49 Contract of Permission for Operating Business Selling Bottled Liquor, Cigarettes, Tobacco, Cigar and related Devices Bangkok International Airport dated 6-04-00
10.50     Lease Agreement for Space in Building Bangkok dated 1-04-00
10.51     Lease Agreement (Siam Tower, 26th Floor) dated 7-25-00
10.52 Memorandum of Amendment Contract of Permission for Operating Business Selling Duty Free Merchandise and Leasing Spaces for Operation Bangkok International Airport, and Reginal Airports Contract No. 6-04/2539 dated 6 March 1996 (Amendment 1) dated 7-11-00
10.53 Memorandum of Amendment Contract of Permission for Operating Business Selling Duty Free Merchandise and Leasing Spaces for Operation Bangkok International Airport, and Reginal Airports Contract No. 6-04/2539 dated 6 March 1996 (Amendment 2) dated 11-10-00
10.54 Lease Agreement for Space in Building 305 Bangkok International Airport dated 2-02-00
10.55     Lease Agreement (Siam Tower, 27th Floor) dated 7-25-00
10.56 Results of Consideration on Extension of the Contract for Merchandise and Souvenirs Business Operation dated 7-14-00
10.57 Merchandise and Souvenir Business Operation at the Chiang Mai Airport dated 5-18-00
10.58     Agreement  for  Pledge of  Instrument  Issued to person by Name  dated
          12-28-00
10.59     Guarantee  Contract:  Siam  Commercial  Bank (Baht 125 million)  dated
          7-20-00
10.60     Guarantee  Contract:  Siam  Commercial  Bank (Baht 385 million)  dated
          7-20-00
10.61     Guarantee  Contract:  Siam  Commercial  Bank (Baht 125 million)  dated
          7-20-00
10.62     Guarantee Contract: SICCO
10.63     Guarantee Contract: Siam City Bank dated 8-23-00
10.64     Letter of Consent: Siam City Bank dated 8-23-00
10.65     Letter of Consent for Deduction of Bank Deposit dated 12-28-00
10.66     Agreement for Pledge of Bank Deposit dated 11-10-00
10.67     Overdraft Agreement dated 6-20-00
10.68     Guarantee Contract dated 6-20-00
10.69     Agreement for pledge of Rights under Deposit dated 6-20-00
10.70     Loan Facility Agreement dated 11-15-00
10.71     Letter of Consent & Overdraft Facility Agreement dated 11-15-00
10.72 Form A : Agreement for Pledge of Rights under Deposit Instrument dated 11-27-00
10.73     Continuing Commercial Credit Agreement dated 11-15-00
10.74     Guarantee to Citibank, N.A./Citicorp Leasing (Thailand) Ltd.


21.1**    List of Subsidiaries
27.1**    Financial Data Schedule

*         As filed with the Company's Form 10-KSB/A on May 7, 1998.

**        As filed herewith.

Reports on Form 8-K

       The  Company  filed the  following  reports  with the SEC on FORM 8-K

(A) August 22,2000 - The Company issued a press release announcing the extension of its concession contract.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23th day of March, 2001.

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

         Signature                          Title                      Date

/s/  Vichai Raksriaksorn      Group Chairman, Chief Executive     March 23, 2001
     -------------------      Officer and Director
  Vichai Raksriaksorn

/s/  Viratana Suntaranond     Group Executive Director, Chief     March 23, 2001
     --------------------     Financial Officer, Secretary and
  Viratana Suntaranond        Director

/s/  Aimon Raksriaksorn       Group Deputy Managing Director      March 23, 2001
     ------------------       and Director
  Aimon Raksriaksorn

/s/  Dharmnoon Prachuabmoh    Director                            March 23, 2001
     ---------------------
  Dharmnoon Prachuabmoh

/s/  Suwan Panyapas           Director                            March 23, 2001
     --------------
  Suwan Panyapas