Form 10-Q
period 2001-03-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2001-05-14
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                  For the quarterly period ended March 31, 2001

(Mark One)

    X     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 0R 15(d) OF THE SECURITIES
---------- EXCHANGE ACT 0F 1934
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---------- EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2001: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.

                 Form 10-Q for the Quarter ended March 31, 2001

                                Table of Contents


                                                                            Page
Part I - Financial Information
         Item 1 Financial Statements
         Item 2 Management's Discussion and Analysis or Plan of Operation

Part II - Other Information
         Item 1 Legal Proceedings
         Item 2 Changes in Securities
         Item 3 Defaults Upon Senior Securities
         Item 4 Submission of Matters to a Vote of Securities Holders
         Item 5 Other Information
         Item 6 Exhibits and Reports on Form 8-K

                     Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.




                                        SMITH, JACKSON, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas

May 14, 2001


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
                                                                           Note         March 31,       December 31,
                                                                                           2001               2000
                            ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                                 $     3,361,165    $     2,633,890
         Trade accounts and advances receivable, net of reserves of
           $ 977,339 in 2001 and 2000                                                      228,479            280,785
         Refundable value added tax                                          4             652,826            791,733
         Trade accounts and accrued interest receivable from and
             advances to related companies and directors, net               11          10,090,600          9,480,316
         Merchandise inventories - net                                                  17,879,566         18,081,890
         Restricted fixed deposits                                           3           8,101,973          7,747,981
         Deferred income tax assets                                         10           3,489,472          3,618,933
         Prepaid expenses                                                                  242,762            232,188
         Other current assets                                                              791,096            436,212
                                                                                       -----------        -----------
                      Total current assets                                              44,837,939         43,303,928
Property, plant and equipment - net                                          5           3,785,462          4,179,495
Investment and other assets                                                                192,440            208,287
                                                                                       -----------        -----------
         TOTAL ASSETS                                                              $    48,815,841    $    47,691,710
                                                                                       ===========        ===========




     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

---------------------------------------------------------------------------------------------------------------------
                                                                           Note         March 31,       December 31,
                                                                                           2001               2000


            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft and loans from banks                                     6     $    15,902,834    $    13,417,609
     Current portion of long - term loan                                     8              31,672             31,355
     Trade accounts payable                                                              9,097,713         12,067,354
     Advance from director                                                  11             541,654            446,186
     Accrued concession fees                                                 7           1,126,185          1,173,990
     Accrued corporate income tax                                                        3,147,063          2,359,840
     Other current liabilities                                                           1,223,701          1,811,825
                                                                                       -----------        -----------
                    Total current liabilities                                           31,070,822         31,308,159
Long - term loan - net                                                       8             163,212            178,094
                                                                                       -----------        -----------
                    Total liabilities                                                   31,234,034         31,486,253
                                                                                       -----------        -----------
Minority interest                                                                          678,003            605,711
Shareholders' equity                                                         9
     Common stock, $0.001 par value,
          100,000,000 shares authorized,
          20,250,000 shares issued and outstanding                                          20,250             20,250
     Additional paid in capital                                                         20,848,145         20,848,145
     Retained (deficit)                                                                (1,078,781)         (3,018,454)
     Translation adjustments                                                           (2,885,810)         (2,250,195)
                                                                                       -----------        -----------
                    Total shareholders' equity                                          16,903,804         15,599,746
                                                                                       -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    48,815,841    $    47,691,710
                                                                                       ===========        ===========








     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                                                             Three months ended March 31,
------------------------------------------------------------------------------------------------------------------------

                                                                 Note            2001               2000
Sales revenue                                                             $   31,658,262     $   27,534,099

Cost of sales:
     Cost of merchandise sold                                                 15,821,137         13,105,060
     Concession fees                                                7          5,790,507          6,165,611
                                                                             -----------        -----------
               Total cost of sales                                            21,611,644         19,270,671
                                                                             -----------        -----------

Gross profit                                                                  10,046,618          8,263,428
Operating expenses:
     Selling and administrative expenses                                       7,016,585          5,187,837
                                                                             -----------        -----------
               Total operating expenses                                        7,016,585          5,187,837
                                                                             -----------        -----------

     Income from operations                                                    3,030,033          3,075,591

Other income (expenses)
     Interest income                                                              95,658             62,138
     Interest expenses                                                          (310,868)          (263,812)
     Gain (Loss) on foreign exchange - net                                        80,893            (33,068)
     Unrealized gain (Loss) on foreign exchange - net                            (27,693)             6,458
     Other income                                                                 69,680             44,317
                                                                             -----------        -----------
               Total other revenues (expenses)                                   (92,330)          (183,967)
                                                                             -----------        -----------

Net income before income tax                                                   2,937,703          2,891,624

Income tax benefit (expenses)                                      10           (900,901)          (877,829)
                                                                             -----------        -----------
Net income before minority interest                                            2,036,802          2,013,795
Minority interest                                                                (97,129)          (115,136)
                                                                             -----------        -----------
Net income attributed to common shares                                    $    1,939,673     $    1,898,659
                                                                             ===========        ===========

Weighted average number of common shares outstanding                          20,250,000         20,250,000

Basic earnings per share                                                  $         0.10     $         0.09





     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                                  Three months ended March 31,
--------------------------------------------------------------------------------
                                                      2001              2000

Net income attribute to common shares           $   1,939,673    $    1,898,659
Other comprehensive income, before tax:
     Foreign currency translation adjustments        (635,615)         (111,289)
                                                   ----------        ----------
Comprehensive income                            $   1,304,058    $    1,787,370
                                                   ==========        ==========








     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                                                    Three months ended March 31,
--------------------------------------------------------------------------------------------------
                                                                     2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $       1,939,673    $       1,898,659
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation                                                    351,244              368,026
     Unrealized loss (gain) on foreign exchange                       27,693               (6,458)
     Deferred income tax assets                                      129,461              (59,521)
     Decrease (increase) in operating assets:
        Loans to and receivables from related companies
                and director                                        (593,293)            (818,140)
        Trade accounts receivable                                     54,771               (1,441)
        Refundable valued added tax                                  138,907             (115,261)
        Merchandise inventories                                      202,323            1,017,907
        Prepaid expense and other current assets                    (365,459)             824,723
        Other long term assets                                        14,702                9,103
     Increase (decrease) in operating liabilities:
        Trade accounts payable                                    (2,982,993)            (243,458)
        Advance from directors                                        95,467                 --
        Accrued concession fees                                      (47,805)          (2,221,372)
        Accrued corporate income tax                                 787,224              577,387
        Other current liabilities                                   (588,124)            (307,655)
        Other liabilities                                             73,438              111,567
                                                                 -----------          -----------
                   Net cash provided (used) by operating
                           Activities                      $        (762,771)   $       1,034,066





     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                                                     Three months ended March 31,
--------------------------------------------------------------------------------------------------
                                                                        2001              2000
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                   $        42,789   $       (36,985)
    (Increase) decrease in restricted fixed deposit                    (353,992)       (1,663,079)
                                                                    -----------       -----------
           Net cash provided (used) by investing activities            (311,203)       (1,700,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank overdrafts                      (197,356)           97,607
     Proceeds from (repayment of) bank loans                          2,641,116           205,337
     Proceeds from (repayment of) installment purchases                  (1,276)           (7,899)
     Proceeds from (repayment of) long-term loan                        (13,288)         (253,180)
                                                                    -----------       -----------
            Net cash provided (used) by financing activities          2,429,196            41,865

Effect of exchange rate changes on cash and cash equivalents           (627,947)          (93,632)
                                                                    -----------       -----------
Net increase in cash and cash equivalents                               727,275          (717,765)
Cash and cash equivalents - beginning of period                       2,633,890         2,192,510
                                                                    -----------       -----------
Cash and cash equivalents - end of period                       $     3,361,165   $     1,474,745
                                                                    ===========       ===========

Supplement cash flow information Cash paid during the period:
          Interest paid                                         $       256,333   $       256,592
          Income taxes paid                                     $            64   $       272,236



     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Accumulated
                                                                            Additional                                     Other
                                                    Common Stock             Paid in     Comprehensive     Retained    Comprehensive
                                                Shares         Amount        Capital         Income        Earnings        Income
                                                                US$            US$            US$            US$            US$
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances, January 1, 2000                     20,250,000         20,250     20,848,145                    (9,503,916)      (299,833)
Net Income                                                                                  6,485,462      6,485,462
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                 (1,950,362)                   (1,950,362)
                                                                                          -----------
Comprehensive Income                                                                        4,353,100
                                             -----------    -----------    -----------    ===========    -----------    -----------
Balances, December 31, 2000                   20,250,000         20,250     20,848,145                    (3,018,454)    (2,550,195)
                                             ===========    ===========    ===========                   ===========    ===========

Balances, January 1, 2001                     20,250,000         20,250     20,848,145                    (3,018,454)    (2,250,195)
Net Income                                                                                  1,939,673      1,939,673
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                                                   (635,615)                     (635,615)
                                                                                          -----------
Comprehensive Income                                                                        1,304,058
                                             -----------    -----------    -----------    ===========    -----------    -----------
Balances, March 31, 2001                      20,250,000         20,250     20,848,145                    (1,078,781)    (2,885,810)
                                             ===========    ===========    ===========                   ===========    ===========


                                                Total
                                                 US$
                                             -----------

Balances, January 1, 2000                     11,064,646
Net Income                                     6,485,462
Other comprehensive income, net of tax
   Foreign currency translation adjustment    (1,950,362)

Comprehensive Income
                                             -----------
Balances, December 31, 2000                   15,599,746
                                             ===========

Balances, January 1, 2001                     15,599,746
Net Income                                     1,939,673
Other Comprehensive income, net of tax
   Foreign currency translation adjustment      (635,615)

Comprehensive Income
                                             -----------
Balances, March 31, 2001                      16,903,804
                                             ===========








     The accompanying notes are an integral part of the financial statement
                         See Accountants' Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transaction are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
         The exchange rates at March 31, 2001, and December 31, 2000, are $1= Thai Baht 44.868 and Baht 43.262, respectively. The average exchange rates for the three months ended March 31, 2001 and 2000 are $1= Thai Baht 43.4095 and Baht 37.732, respectively.
         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

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


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report


         New  Accounting  Standards  for  Derivative   Instruments  and  Hedging
Activities - Statement of Financial  Accounting Standards No. 133, as amended by
Statements of Financial  Accounting  Standards Nos.137 and 138, is effective for all fiscal  quarters of all fiscal years  beginning  after June 15,  2000.  This
Statement  requires  that certain  derivative  instruments  to be  recognized in balance  sheets at fair value and for changes in fair value to be  recognized in operations.  Additional  guidance  is also  provided  to  determine  when  hedge accounting  treatment is appropriate whereby hedging gains and losses are offset by losses and gains  related  directly to the hedged item.  The adoption of this statement has not had a significant  impact on financial  condition or operating results.

3.   RESTRICTED FIXED DEPOSITS

                                          March 31, 2001       December 31, 2000
                                          --------------       -----------------

         Restricted fixed deposits    $      8,101,973      $      7,747,981
         Interest rates                    1.00% - 3.50%         1.00 % - 5.00 %

         As of March 31, 2001, and December 31, 2000, the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.   PROPERTY, PLANT AND EQUIPMENT - NET

                                                             March 31, 2001               December 31, 2000
                                                             --------------               -----------------
      Land                                                $           585,718            $           607,461
      Building                                                        115,175                        119,450
      Leasehold improvements                                        4,382,493                      4,433,748
      Sales office equipment and fixtures                           2,219,347                      2,287,457
      Vehicles                                                        773,189                        801,891
      Work in progress                                                 49,178                        101,970
                                                                -------------                  -------------
             Total cost                                             8,125,100                      8,351,977
      Less Accumulated depreciation                                (4,339,638)                    (4,172,482)
      ----                                                      -------------                  -------------
             Net book value                               $         3,785,462            $         4,179,495
                                                                =============                  =============

6.    BANK OVERDRAFT AND LOANS FROM BANKS

                                                             March 31, 2001               December 31, 2000
                                                             --------------               -----------------

      Bank overdraft                                      $         1,128,361            $         1,325,717
      Trust receipts                                               13,194,537                     10,704,994
      Short Term loan                                               1,579,936                      1,386,898
                                                                -------------                  -------------
                                                          $        15,902,834            $        13,417,609
                                                                =============                  =============



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

As of March 31,  2001,  and  December  31,  2000,  the Company has an  overdraft
facility  with  commercial  banks  in  Thailand   totaling  Baht  65.74  million
($1,465,187) and Baht 65.74 million ($1,519,578), respectively, bearing interest at MOR (Minimum  Overdraft  Rate),  plus 1.00% - 1.50% per annum.  For the three months ended March 31 2001,  the average rate of MOR was 3.50% - 8.50% per annum and for the year ended  December 31,  2000,  the average rate of MOR was 3.50% -
9.58%  per  annum.  Available  lines  of  credit  for the  bank  overdrafts  are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)
         As of March 31, 2000 and December 31, 2000, trust receipts  incurred by
KPD and KPT bear  interest at the rates  varying from 4.00% - 12.75% and 4.00% -
12.75% per annum, respectively,  and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD together with a related company.
         As of March 31, 2001,  and December 31 2000, the company has short-term loans with Commercial  Banks in Thailand  bearing interest rate at 3.50% - 7.50%
and 3.50% - 8.00% per annum,  respectively.  These loans are  collateralized  by fixed deposits and are guaranteed by director.

Trust receipts at March 31, 2001, are:
Foreign currency borrowing by subsidiaries in Thailand     Currencies       Amount     Interest rate (%)
      -Under forward contract and T/R         BAHT        400,285,595   $  8,921,405     5.55 - 9.50
      -Without forward contract               USD           2,583,869      2,587,008     4.49 - 12.75
                                              CHF             393,093        228,178     7.50 - 9.00
                                              DEM              17,194          7,782         8.00
                                              GBP               7,085         10,154         9.25
                                              NLG             886,067        355,932         8.00
                                              FRF           2,182,380        294,797     8.00 - 10.00
                                              HKD           3,729,126        479,863     9.25 - 12.75
                                              ITL         264,428,980        121,406     8.00 - 8.55
                                              JPY           2,360,000         19,089         4.00
                                              AUD              50,400         24,960        10.75
                                              EUR             162,581        143,963     8.00 - 10.16
                                                                        ------------
                                                                        $ 13,194,537
Trust receipts at December 31, 2000, are:
Foreign currency borrowing by subsidiaries in Thailand     Currencies       Amount     Interest rate (%)
      -Under forward contract and T/R         BAHT        315,688,033   $  7,297,120      8.75-9.75
      -Without forward contract               USD           1,939,741      1,947,704      9.00-12.50
                                              CHF             266,670        164,047      7.21-10.00
                                              GBP              25,055         37,619        10.00
                                              NLG             344,818        146,542         9.75
                                              FRF           1,541,487        220,170      8.00-10.00
                                              HKD           4,222,213        544,919      9.00-12.75
                                              ITL          73,456,000         35,657      8.55-8.62
                                              JPY           1,223,000         10,744      4.00-9.50
                                              SGD              31,461         18,318         9.50
                                              EUR             301,201        282,154      8.44-10.16
                                                                        ------------
                                                                        $ 10,704,994


         As of March 31, 2001, and December 31, 2000, land and building are pledged as collateral for credit line of trust receipt and long-term loan from a bank. (Note 6 and Note 8)

7.   CONCESSION FEES
         Accrued concession fees as of March 31, 2001, and December 31, 2000, consist of the following:

                                            March 31, 2001     December 31, 2000
                                            --------------     -----------------
 - The Airports Authority Of Thailand    $       1,126,185     $       1,173,990
                                                 ---------             ---------
                                                 1,126,185             1,173,990
                                                 =========             =========


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

                               For the three months ended March 31,
                                      March 31, 2001         December 31, 2000
                                      --------------         -----------------
      Concession fees expense        $     5,790,507         $       6,165,611

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

A summary of the concession and rental fees payable and value of collateral for the remaining period of the agreement are as amended are as follows (see Notes
12 and 13):

                            KPT                                               KPD
----------------------------------------------------- ------------------------------------------------
          Airport       Rental, Service   Collateral       Airport       Rental, Service   Collateral
      Concession fees        & Other                       Customs           & Other
                            Expenses                   Concession fees       Expenses
---------------------- ----------------- ------------ ----------------- ----------------- ------------
                       (& in thousands)                                 (& in thousands)
Year
----
2001          $ 6,437            $369        $ 4,592           $ 6,700             $ 882      $ 4,190
2002            8,947             472          4,592            19,947             1,100       10,949
2003            2,155              95          4,592            20,616             1,100       11,307
2004                -               -              -            21,396             1,100       11,724
2005                -               -              -            22,622                 -       12,103
2006                -               -              -            23,625                 -       12,639


         For the three months March 31, 2001 and 2000, both KPD and KPT were charged penalty fees totaling $ 0 and $ 179,323, respectively, relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand.

8.   LONG-TERM LOAN - NET
Long-term liabilities as of March 31, 2001, and December 31, 2000, consist of the following:
                                            March 31, 2001    December 31, 2000
                                            --------------    -----------------

   Long-term loans                         $       186,159    $       199,447
   Installment purchase payable                      8,725             10,002
                                                 ---------          ---------
                                                   194,884            209,449
   Less Current portion of long-term debt          (31,672)           (31,355)
   ----                                          ---------          ---------

       Total                               $       163,212    $       178,094
                                                 =========          =========

As of March 31, 2001, and December 31, 2000, long-term loans consist of loans from banks carrying interest rates of 8.00% and 8.50%, per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Note 5)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

Loans are due as follows:
                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
    Installment Purchase Obligation
             2001                           $         4,133     $         5,715
             2002                                     4,592               4,287
                                                    -------             -------
                    Total                   $         8,725     $        10,002
                                                    =======             =======

     Long-term Loan Installment Payments

             2001                           $        19,380              25,640
             2002                                    27,781              27,906
             2003                                    30,087              30,373
             2004                                    32,582              33,054
             Thereafter                              76,329              82,474
                                                    -------             -------
                    Total                   $       186,159       $     199,447
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


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

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

        The provision for income taxes consist of the following:
                                                 March 31, 2001       March 31, 2000
                                                 --------------       --------------
  Current income tax(Payable)                 $                    $
            United States                                    -                   -
             Foreign                                  (771,440)           (937,350)
                                                    -----------         -----------
                                                      (771,440)           (937,350)
                                                    -----------         -----------
  Deferred income tax
            United States                                    -                   -
             Foreign                                  (129,461)             59,521
                                                    -----------         -----------
                                                      (129,461)             59,521
                                                    -----------         -----------
  Net income tax expense                      $       (900,901)    $      (877,829)
                                                    ===========         ===========

         Pre-tax  income for foreign  companies  for the Quarter ended March 31,
2001,   was  $  3,002,958.   Current  taxes  payable  are  included  in  current
liabilities.

         The components of deferred income tax assets and liabilities were:
                                                 March 31, 2001    December 31, 2000
                                                 --------------    -----------------
  Reserves for bad debts and
    investment obsolescence                   $      3,744,800     $     3,873,561
  Net operating loss carried forward                   296,692             274,659
                                                    -----------         -----------
                                                     4,041,492           4,148,220
  Less Valuation allowance                            (552,020)           (529,287)
  -----                                             -----------         -----------
  Deferred income tax assets                  $      3,489,472     $     3,618,933
                                                    ==========          ===========


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                                   For Three months ended March 31,
                                                        2001              2000
                                                        ----              ----
  Standard income tax rate                             35.00 %           35.00%
  Foreign tax rate difference                           (5.11%)          (5.00%)
  Use of net operating loss carry - forward                  -                -
  Valuation allowance recorded                               -                -
  Less   Valuation allowance                             0.78%                -
  ----
  Non deductible expenses                                    -                -
  Other miscellaneous  (including translation)               -                -
                                                       -------          -------
                                                             -
                                                             -
  Effective income tax rate                             30.67%              30%
                                                       =======          =======

         As of March 31, 2001, and December 31, 2000, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $ 296,692 and $ 274,659, respectively, that expire in years 2001 through 2004. (A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

11.  RELATED PARTIES AND DIRECTORS TRANSACTIONS

The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at March 31, 2001, and December 31, 2000, with related companies and directors are as follows ($ in thousands)

                                                                               As at March 31, 2001
                                                               Loans to and receivables
                                                    Accounts         from related          Management                Accounts
                                                   Receivable   Companies and Directors  Fee Receivables              Payable
                                                   ----------  ------------------------  ---------------  ---------  --------
                                                               Loans       Interest and                     Total
                                                                               other
                                                                            receivables
2001
King Power International Co., Ltd.                     1,418       7,708            248            --         9,374       482
Forty Seven Co., Ltd.                                   --         2,322            510            --         2,832      --
Downtown D.F.S. (Thailand) Co., Ltd.                     389       2,140            242           2,057       4,828      --

Top China Group Co., Ltd.                               --           223              6            --           229      --
Lengle (Thailand) Co., Ltd.                             --           803             61            --           864      --
Lengle TAT Phnom Penh Duty Free                           65        --             --              --            65      --
King Power On Board Sales and Services Co., Ltd.          27       3,030             37            --         3,094      --
Thai Nishigawa International Co., Ltd.                  --          --             --              --          --          63
Niji (Thailand) Co., Ltd.                               --          --             --              --          --          86
                                                   ---------   ---------   ------------    ------------   ---------   -------
                                                       1,899      16,226          1,104           2,057      21,286       631
Less Allowance for doubtful accounts:
----     Related companies                            (1,036)     (7,624)          (478)         (2,057)    (11,195)     --
         Directors                                      --          --             --              --          --        --
                                                   ---------   ---------   ------------    ------------   ---------   -------
                                                      (1,036)     (7,624)          (478)           --       (11,195)     --
                                                   ---------   ---------   ------------    ------------   ---------   -------
Total                                                    863       8,602            626            --        10,091       631
                                                   =========   =========   ============    ============   =========   =======

Directors - to/(from)                                   --          (542)          --              --          (542)     --
                                                   =========   =========   ============    ============   =========   =======






            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

                                                                              As at December 31, 2000
                                                               Loans to and receivables
                                                    Accounts         from related          Management                Accounts
                                                   Receivable   Companies and Directors  Fee Receivables              Payable
                                                   ----------  ------------------------  ---------------  ---------  --------
                                                               Loans       Interest and                     Total
                                                                               other
                                                                            receivables
2000
King Power International Co., Ltd.                     1,734       6,553            240               -       8,527       302
Forty Seven Co., Ltd.                                      -       2,408            517               -       2,925         -
Downtown D.F.S. (Thailand) Co., Ltd.                     391       2,220            240           2,133       4,984         -
Top China Group Co., Ltd.                                  -         231              5               -         236         -
Lengle (Thailand) Co., Ltd.                                -         833             59               -         892         -
Lengle TAT Phnom Penh Duty Free                           81           -              -               -          81         -
King Power On Board Sales and Services Co., Ltd.          17       3,373             27               -       3,417         -
Thai Nishigawa International Co., Ltd.                     -           -              -               -           -        56
Niji (Thailand) Co., Ltd.                                  -           -              -               -           -       104
                                                   ---------   ---------   ------------    ------------   ---------   -------
                                                       2,223      15,618          1,088           2,133      21,062       462
                                                       2,223      15,172          1,088           2,133      20,616       462
Less Allowance for doubtful accounts:
----     Related companies                            (1,075)     (7,883)          (491)         (2,133)    (11,582)        -
         Directors                                         -           -              -               -           -         -
                                                   ---------   ---------   ------------    ------------   ---------   -------
                                                      (1,075)     (7,883)          (491)         (2,133)    (11,582)        -
                                                   ---------   ---------   ------------    ------------   ---------   -------
Total                                                  1,148       7,735            597               -       9,480       462
                                                   =========   =========   ============    ============   =========   =======

Director - to/(from)                                       -        (446)             -               -        (446)        -
                                                   =========   =========   ============    ============   =========   =======


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. At March 31, 2001, and December 31, 2000, there are accrued concession fees amounting to $ 1,126,185 and $ 1,173,990, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

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

                                             Related Companies
                                           For the three months ended March 31,
                                                  2001                 2000
                                                  ----                 ----
              Sales                            $   184             $    129
              Interest income                       48                   40
              Purchase                             462                  277
              Concession fees                    3,640                3,364

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

12.  COMMITMENTS AND CONTINGENT LIABILITIES (see Note 7)
        Lease commitments

         As of December 31, 1998, KPG Thai had a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transferred the rights of the following lease agreements to KPT and KPD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:
         -KPT has made lease agreement with SIAM TOWER to lease 26th floor starting from November 1, 2000, to October 31, 2003.
         -KPD has made lease agreement with SIAM TOWER to lease 27th floor starting from November 1,2000, to October 31, 2003.
         KPT and KPD have made lease agreement with the third party starting from January 1, 2001, to March 31, 2004.
         Lease and service charge commitment are due as follows:

                                               KPT                        KPD
                                               ---                        ---

                   2001       $              146,763    $               178,950
                   2002                      202,575                    154,433
                   2003                      181,902                    133,761
                   2004       $               12,035    $                     -

         Letter of guarantees
         As of March 31, 2001, and December 31, 2000, KPT and KPD were contingently liable for bank guarantees totaling $10.26 million and $10.13 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.
         Unused letters of credit
         As of March 31, 2001, and December 31, 2000, KPD and KPT have unused letters of credit amounting to $4.44 million and $8.17 million, respectively.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report

13.  SEGMENT FINANCIAL INFORMATION

The following segment information of the Company for March 31, 2001 and 2000, are disclosed in accordance with Statement of Financial Accounting Standard
No.131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management ($ in thousands).

                                                         For the three months ended March 31, 2001

                                              Duty Free   Tax Free   All Other    Adjustment   Consolidated
                                                Retail     Retail                     And
                                                                                 Elimination
                                              ---------   --------   ---------   -----------   ------------
Segment Information                             US $        US $       US $          US$            US $
-------------------
- Revenue from external customers                24,439      7,220           -            (1)        31,658
- Cost of merchandise sold                       12,907      2,915           -            (1)        15,821
- Concession fees                                 3,640      2,151           -             -          5,791
- Gross profit                                    7,892      2,155           -             -         10,047
- Interest Income                                    80          7           8             -             95
- Interest expense                                  302          9           -             -            311
- Segment net income (loss)                       1,921        181       1,940        (2,005)         2,037
- Segment total assets                           39,678     10,606      17,563       (19,031)        48,816
- Expenditures for segment assets                36,870      5,919           -             -         42,789
- Depreciation                                      274         77           -             -            351
- Unrealized gain (loss) on exchange                (46)         1          17             -            (28)
- Deferred income tax assets                      2,331      1,138          20             -          3,489

                                                                                   Revenue      Long-lived
                                                                                                  Assets
                                                                                 -----------   ------------
   Geographical Information                                                          US $           US $
   ------------------------
   Bangkok                                                                            30,392          3,860
   Northern Thailand region                                                              129             38
   Southern Thailand region                                                            1,137             80
                                                                                 -----------   ------------
       Total                                                                          31,658          3,978
                                                                                 ===========   ============







            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                         See Accountants' Review Report
                                                         For the three months ended March 31, 2001

                                              Duty Free   Tax Free   All Other    Adjustment   Consolidated
                                                Retail     Retail                     And
                                                                                 Elimination
                                              ---------   --------   ---------   -----------   ------------

Segment Information                              US$        US$         US$           US$            US$
-------------------
- Revenue from external customers                19,700      7,864           -           (30)        27,534
- Cost of merchandise sold                        9,743      3,392           -           (30)        13,105
- Concession fees                                 3,364      2,802           -             -          6,166
- Gross profit                                    6,593      1,670           -             -          8,263
- Interest Income                                    45          9           8             -             62
- Interest expense                                  255          9           -             -            264
- Segment net income (loss)                       2,282      (234)       1,898        (1,933)         2,013
- Segment total assets                           33,772     15,055      13,216       (19,948)        42,095
- Expenditures for segment assets                    28          8           -             -             36
- Depreciation                                      272         96           -             -            368
- Unrealized gain (loss) on exchange               (12)         17           2             -              7
- Deferred tax                                    2,762      1,628          24             -          4,414

                                                                                   Revenue      Long-lived
                                                                                                  Assets
                                                                                 -----------   ------------
   Geographical Information                                                           US$            US$
   ------------------------
   Bangkok                                                                            26,435          4,952
   Northern Thailand region                                                              140             52
   Southern Thailand region                                                              959            127
                                                                                 -----------   ------------
       Total                                                                          27,534          5,131
                                                                                 ===========   ============


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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarters ended March 31,:

                                                     2001              2000
                                               ---------------   ---------------
   Realized gain (loss) on foreign exchange     $0.08 million    ($0.03 million)
   Unrealized gain (loss) on foreign exchange  ($0.03 million)    $0.01 million

The calculation of unrealized foreign exchange gain of $0.01 million is shown in charts labeled A and B, respectively.

                                     CHART A
                                     -------

The  calculation  of  unrealized  gain on foreign  exchange  of US$ = 27,124 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:

Unrealized gain on Account receivable as of 31/03/01
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate       Total Baht
                                                 31/03/01
---------------------- ------------------ -------------------- ----------------
      Swiss Franc               3,600.00              25.7933           92,856
---------------------- ------------------ -------------------- ----------------
         Euro                   2,864.88              39.2101          112,332
---------------------- ------------------ -------------------- ----------------
     French Franc               1,632.00               5.9749            9,751
---------------------- ------------------ -------------------- ----------------
British Pound Sterling          8,358.46              63.6814          532,279
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar             3,264.00               5.7164           18,658
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar             3,675.00              24.7531           90,968
---------------------- ------------------ -------------------- ----------------
       US Dollar              138,996.70              44.7172        6,215,543
---------------------- ------------------ -------------------- ----------------
         TOTAL                                                       7,072,387
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                           6,921,135
                                                               ----------------
Unrealized gain from account receivable 31/03/01                       151,252
                                                               ----------------
Unrealized gain/loss from account receivable 01/01/01                  (44,224)
                                                               ----------------
Net unrealized gain on account receivable 31/03/01                     107,028
                                                               ----------------

Unrealized gain on advanced as at 31/3/01
---------------------- ------------------ -------------------- ----------------
      Currency             Amount Baht        Exchange Rate          Total
                                                 31/03/01             US$
---------------------- ------------------ -------------------- ----------------
    Baht Currency         21,329,199.71               44.868          475,377
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                            492,368
                                                               ----------------
Net unrealized gain on advanced 31/03/01                               16,991
                                                               ----------------

Unrealized gain on cash on hand as at 31/03/01
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate       Total Baht
                                                 31/03/01
---------------------- ------------------ -------------------- ----------------
   Australian Dollar          15,584.54              21.7700          339,275
---------------------- ------------------ -------------------- ----------------
      Swiss Franc              1,120.00              25.7933           28,889
---------------------- ------------------ -------------------- ----------------
  China Renminbi Yuan        341,753.00               5.0534        1,727,015
---------------------- ------------------ -------------------- ----------------
  German Deutschmark           6,950.00              20.0498          139,346
---------------------- ------------------ -------------------- ----------------
     French Franc              4,050.00               5,9749           24,198
---------------------- ------------------ -------------------- ----------------
British Pound sterling       136,615.52              63.6814        8,699,868
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar          716,971.10               5.7164        4,098,494
---------------------- ------------------ -------------------- ----------------
     Japanese Yen         13,277,150.00             0.358560        4,760,655
---------------------- ------------------ -------------------- ----------------
      Korean Won           2,208,000.00               0.0338           74,630
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar            8,637.00              24.7531          213,793
---------------------- ------------------ -------------------- ----------------
   Taiwanese Dollar        1,831,350.00               1.3646        2,499,060
---------------------- ------------------ -------------------- ----------------
       US Dollar             431,172.24              44.7172       19,280,815
---------------------- ------------------ -------------------- ----------------
         Total                                                     41,886,038
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                         37,987,404
                                                               ----------------
Unrealized gain on cash in hand in foreign currency 31/03/01         3,898,634
                                                               ----------------
Unrealized gain/loss from cash in hand in foreign
  currency 01/01/01                                                 (3,565,790)
                                                               ----------------
Net unrealized gain on cash in hand in foreign
  currency 31/03/01                                                    332,844
                                                               ----------------
Net unrealized gain on account receivable foreign
  currency 31/03/01                                                    107,028
                                                               ----------------
Net realized gain on exchange rate as at 31/03/01                      439,872
                                                               ----------------
                                    US$ = 27,124           (US$1 = 43.4095 Baht)

                                     CHART B
                                     -------

The calculation of Unrealized loss on foreign exchange of US$ = 54,817 was calculated on accumulated basis with quarterly adjustment on financial receivable and cash on hand in foreign currency as shown below:

Unrealized loss from loan from bank (trust receipt) as of 31/03/01
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate       Total Baht
                                                 31/03/01
---------------------- ------------------ -------------------- ----------------
   Australian Dollar          50,400.00              22.2208        1,119,928
---------------------- ------------------ -------------------- ----------------
      Swiss Franc            393,093.00              26.0445       10,237,911
---------------------- ------------------ -------------------- ----------------
  German Deutschmark          17,194.05              20.3074          349,167
---------------------- ------------------ -------------------- ----------------
         Euro                162,580.85              39.7299        6,459,321
---------------------- ------------------ -------------------- ----------------
     French Franc          2,182,379.72               6.0608       13,226,967
---------------------- ------------------ -------------------- ----------------
British Pound Sterling         7,085.40              64.3004          455,594
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar        3,729,126.25               5.7736       21,530,483
---------------------- ------------------ -------------------- ----------------
     Italian Lire        264,428,980.00               0.0206        5,447,237
---------------------- ------------------ -------------------- ----------------
     Japanese Yen          2,360,000.00               0.3629          856,468
---------------------- ------------------ -------------------- ----------------
  Netherlands Guilder        886,066.90              18.0234       15,969,938
---------------------- ------------------ -------------------- ----------------
       US Dollar           2,583,869.20              44.9225      116,073,864
---------------------- ------------------ -------------------- ----------------
         Total                                                    191,726,878
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                        187,540,364
                                                               ----------------
Unrealized loss from loan from bank in foreign
  currency 31/03/01                                                (4,186,514)
                                                               ----------------
Unrealized loss from loan from bank in foreign
  currency 01/01/01                                                 2,386,578
                                                               ----------------
Net unrealized loss from loan from bank in foreign
  currency 31/03/01                                                (1,799,936)
                                                               ----------------

Unrealized loss from Account Payable as at 31/03/01
---------------------- ------------------ -------------------- ----------------
      Currency              Amount            Exchange Rate       Total Baht
                                                 31/03/01
---------------------- ------------------ -------------------- ----------------
  German Deutschmark         146,680.52              20.3074        2,978,700
---------------------- ------------------ -------------------- ----------------
         Euro                 12,109.46              39.7299          481,108
---------------------- ------------------ -------------------- ----------------
     French Franc            973,724.62               6.0608        5,901,550
---------------------- ------------------ -------------------- ----------------
British Pound Sterling         9,132.50              64.3004          587,223
---------------------- ------------------ -------------------- ----------------
   Hong Kong Dollar        5,786,348.25               5.7736       33,408,060
---------------------- ------------------ -------------------- ----------------
     Italian Lire         76,181,520.00               0.0206        1,569,339
---------------------- ------------------ -------------------- ----------------
   Singapore Dollar           22,623.76               25.057          566,884
---------------------- ------------------ -------------------- ----------------
       US Dollar           1,572,494.96              44.9225       70,640,405
---------------------- ------------------ -------------------- ----------------
         Total                                                    116,133,269
---------------------- ------------------ -------------------- ----------------
BALANCE PER GENERAL LEDGER                                        111,347,351
                                                               ----------------
Unrealized loss from Account payable in foreign
  currency 31/03/01                                                (4,785,918)
                                                               ----------------
Unrealized loss from Account payable in foreign
  currency 01/01/01                                                 4,206,282
                                                               ----------------
Net unrealized loss from account payable in foreign
  currency 31/03/01                                                  (579,636)
                                                               ----------------
Net unrealized loss from Loan from Bank
  (Trust receipt) 31/03/01                                         (1,799,936)
                                                               ----------------
Net unrealized exchange loss as of 31/03/01                        (2,379,571)
                                                               ----------------
                            US$ = (54,817) (US$1=43.4095 Baht)
NET FOR UNREALIZED GAIN/ (LOSS) EXCHANGE AS OF 31/03/01
                                                        (Baht)         (US$)
                                                     --------------------------
Net unrealized exchange gain as of 31/03/01             439,872
Net unrealized loss on exchange rate as at 31/03/01  (2,379,571)
                                                     ------------
   NET UNREALIZED EXCHANGE                           (1,939,699)      (44,684)
                                                     ------------
Net unrealized exchange GAIN KPG(US) as of 31/3/01                     16,991
                                                                  -------------
   NET UNREALIZED EXCHANGE                                            (27,693)
                                                                  -------------

(3)      Results of operations, comparing quarters ended March 31, 2001 and 2000

Sales revenue for the three months ended March 31, 2001, was approximately $31.7 million as compared to approximately $27.5 million for 2000. This increase is directly attributable to the continual growth in the number of tourist entering Thailand and the change in product mix targeting more precisely various groups of travelers. Starting from 2000, besides the on-going sales promotional campaign, management has emphasized developing new, and improving existing, products tailored specifically to various groups of travelers. It is believed that this exercise will continue to bring about new customers and increase spending per capita of the existing ones.

The cost of merchandise sold for the three months ended March 31, 2001 and 2000, was approximately $15.8 million and $13.1 million, respectively. The principal factor causing this increase is directly related to the increase in sales volume as described above. However, due to the higher sales volume and lower cost of concession fees, comparing the time period ended March 31, 2000, to the time period ended March 31, 2001, the ratio of the Company's concession fees to sales revenue dropped from approximately 22.39% in 2000 to approximately 18.29% in 2001. The overall effect of the decrease in concession fees was a decrease in cost of sales from 70% of sales in the first quarter of 2000 to 68% in the first quarter of 2001. Furthermore, Management continues to negotiate with the AAT to lower the fixed concession fees paid by KPT to be more in-line with the size of sales volume of this subsidiary.

Selling and administrative expenses were approximately $7.0 million for the three months ended March 31, 2001, and approximately $5.2 million for the same period in 2000. In terms of percentage of sales, 2001 expenses were approximately 22.17% of sales and 2000 expenses were approximately 18.84% of sales. This increase is associated with the research and development cost of developing new lines of merchandise, together with the continuing sales promotional campaign, and is in-line with Management's expectation. As the sale volume increases over the break-even point of certain fixed costs in these expenses, the ratio will reduce favorably.

Net income for the three months ended March 31, 2001, was approximately $1.94 million, or $0.10 per share (basic), and approximately $1.9 million, or $0.09 per share (basic), for the three months ended March 31, 2000.

The ratio of inventory divided by revenue for the three months ended March 31, 2001 and 2000, was approximately 56.48% and 56.22%, respectively. This slight increase is a result of stocking the new lines of products that were developed to cater to various groups of travelers as mentioned above.

(4)      Liquidity and Capital Resources

For the quarter ended March 31, 2001, and the year ended December 31, 2000, the Company had working capital of approximately $13.8 million and $8.2 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(5)      Monetary Assets and Liabilities Denominated in Thai Baht

As of March 31, 2001 the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                               US DOLLARS

Cash and equivalents                                           2,407,632
Trade Accounts Receivable                                        933,479
Refundable value-added-tax                                       652,826
Advance to related companies                                   8,601,865
Deferred income tax assets                                     3,489,472
Restricted deposit                                             8,101,973
Other current assets                                           1,524,639
Other non-current assets                                         190,232


         TYPE OF MONETARY LIABILITY                           US DOLLARS

Bank overdraft & loan                                         11,629,702
Current portion of long-term debt                                 31,672
Accounts Payable                                               6,509,382
Advance from directors                                           541,654
Concession fees                                                1,126,185
Other current liabilities                                      4,276,336
Long-term loan - net                                             163,212


(6)      Recently Issued Accounting Principles

New Accounting Standards - Accounting for Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138, is effective for fiscal year beginning after June 15, 2000. This Statement requires that certain derivative instruments be recognized in balance sheet at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The adoption of this statement has not had a significant impact on financial condition or operating results.

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



KING POWER INTERNATIONAL GROUP CO., LTD.





By: /s/ Vichai Raksriaksorn
   -----------------------------------------------------------------
       Vichai Raksriaksorn, President and Chief Executive Officer
       May 15, 2001





By: /s/ Viratana Suntaranond
   -----------------------------------------------------------------
       Viratana Suntaranond, Chief Financial Officer
       May 15, 2001