Form 10-Q
period 2001-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 2001-08-14
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                  For the quarterly period ended June 30, 2001

(Mark One)

____X___  QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
    -
                SECURITIES EXCHANGE ACT 0F 1934
________   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2001: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                 Form 10-Q for the Quarterly ended June 30, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I -  Financial Information
         Item 1 Financial statements                                        3-22
         Item 2 Management's Discussion and Analysis or Plan of Operation    23

Part II - Other Information
         Item 1 Legal Proceeding                                             30
         Item 2 Changes in Securities                                        30
         Item 3 Defaults Upon Senior Securities                              30
         Item 4 Submission of Matters to a Vote of Securities Holders        30
         Item 5 Other Information                                            30
         Item 6 Exhibits and Reports on Form 8-K                             30

                     Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.



                                    /s/ Smith, Gray, Boyer & Daniell
                                    --------------------------------
                                    SMITH, GRAY, BOYER & DANIELL
                                    A Professional Limited Liability Company

Dallas, Texas

August 10, 2001


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                        Note          June 30,          December 31,
                                                                                        2001                 2000
                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                              $      2,404,233   $        2,633,890
         Trade accounts and advances receivable, net of reserves of
           $ 977,339 in 2001 and 2000                                                    230,743              280,785
         Refundable value added tax                                       4              644,175              791,733
         Trade accounts and accrued interest receivable from and
             advances to related companies and directors, net            11           11,727,026            9,480,316
         Merchandise inventories - net                                                20,549,375           18,081,890
         Restricted fixed deposits                                        3            8,421,740            7,747,981
         Deferred income tax assets                                      10            3,507,389            3,618,933
         Prepaid expenses                                                                204,485              232,188
         Other current assets                                                          1,019,394              436,212
                                                                                    ------------         ------------
                      Total current assets                                            48,708,560           43,303,928
Property, plant and equipment - net                                       5            3,492,811            4,179,495
Investment and other assets                                                              213,366              208,287
                                                                                    ------------         ------------
        TOTAL ASSETS                                                            $     52,414,737   $       47,691,710
                                                                                    ============         ============





     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

------------------------------------------------------------------------------- --------- ------------------ ---- -----------------
                                                                  Note             June 30,            December 31,
                                                                                     2001                   2000


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft and loans from banks                            6    $        17,327,331    $        13,417,609
     Current portion of long - term loan                            8                 32,362                 31,355
     Trade accounts payable                                                        9,643,329             12,067,354
     Advance from director                                         11              2,054,859                446,186
     Accrued concession fees                                        7                929,037              1,173,990
     Accrued corporate income tax                                                  2,634,558              2,359,840
     Other current liabilities                                                     1,484,395              1,811,825
                                                                                  ----------             ----------
                    Total current liabilities                                     34,105,871             31,308,159
Long - term loan - net                                              8                153,127                178,094
                                                                                  ----------             ----------
                    Total liabilities                                             34,258,998             31,486,253
                                                                                  ----------             ----------
Minority interest                                                                    734,367                605,711
Shareholders' equity                                                9
     Common stock, $0.001 par value,
          100,000,000 shares authorized,
          20,250,000 shares issued and outstanding                                    20,250                 20,250
     Additional paid in capital                                                   20,848,145             20,848,145
     Retained (deficit)                                                             (431,003)            (3,018,454)
     Translation adjustments                                                      (3,016,020)            (2,250,195)
                                                                                  ----------             ----------
                    Total shareholders' equity                                    17,421,372             15,599,746
                                                                                  ----------             ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $        52,414,737    $        47,691,710
                                                                                  ==========             ==========






     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

                                                                  Six months ended June 30,      Three months ended June 30,
-------------------------------------------------------------------------------------------------------------------------------

                                                      Note         2001            2000            2001            2000
Sales revenue                                                   $ 57,933,581    $ 52,649,919    $ 26,275,319    $ 25,115,820

Cost of sales:
     Cost of merchandise sold                                     28,092,054      25,014,380      12,270,917      11,909,320
     Concession fees                                     7        10,963,545      11,398,115       5,173,038       5,232,504
                                                                  ----------      ----------      ----------      ----------
               Total cost of sales                                39,055,599      36,412,495      17,443,955      17,141,824
                                                                  ----------      ----------      ----------      ----------

Gross profit                                                      18,877,982      16,237,424       8,831,364       7,973,996
Operating expenses:
     Selling and administrative expenses                          14,773,860      10,129,960       7,757,274       4,942,123
                                                                  ----------      ----------      ----------      ----------
               Total operating expenses                           14,773,860      10,129,960       7,757,274       4,942,123
                                                                  ----------      ----------      ----------      ----------

     Income from operations                                        4,104,122       6,107,464       1,074,090       3,031,873

Other income (expenses)
     Interest income                                                 188,187         104,407          92,529          42,269
     Interest expenses                                              (609,422)       (549,064)       (298,554)       (285,252)
     Gain (Loss) on foreign exchange - net                            54,748         105,544        (26,145)         138,612
     Unrealized gain (Loss) on foreign
           exchange - net                                             94,019       (185,270)         121,712       (191,728)
     Other income                                                    273,263        112,932          203,583          68,615
                                                                  ----------      ----------      ----------      ----------

               Total other revenues (expenses)                           795       (411,451)          93,125       (227,484)
                                                                  ----------      ----------      ----------      ----------

Net income before income tax                                       4,104,917       5,696,013       1,167,215       2,804,389

Income tax benefit (expenses)                           10        (1,358,556)     (1,739,790)       (457,655)       (861,961)
                                                                  ----------      ----------      ----------      ----------
Net income before minority interest                                2,746,361       3,956,223         709,560       1,942,428
Minority interest                                                   (158,910)       (147,111)        (61,781)        (31,975)
                                                                  ----------      ----------      ----------      ----------
Net income attributed to common shares                          $  2,587,451    $  3,809,112    $    647,779    $  1,910,453
                                                                  ==========      ==========      ==========      ==========

Weighted average number of common shares
       Outstanding                                                20,250,000      20,250,000      20,250,000      20,250,000

Basic earnings per share                                               $0.13           $0.19           $0.03           $0.09





     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

                                                         Six months ended June 30,           Three months ended June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                          2001              2000              2001               2000
Net income attribute to common shares                 $ 2,587,451        $3,809,112        $   647,778        $1,910,453
Other comprehensive income, before tax:
     Foreign currency translation adjustments            (765,825)         (570,996)          (130,210)         (459,707)
                                                        ---------         ---------          ---------         ---------
Comprehensive income                                  $ 1,821,626        $3,238,116        $   517,568        $1,450,746
                                                        =========         =========          =========         =========











     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

                                                            Six months ended June 30,    Three months ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                               2001           2000           2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 2,587,451    $ 3,809,112    $   647,778    $ 1,910,453
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation                                              692,353        734,655        341,109        366,629
     Unrealized loss (gain) on foreign exchange                (94,019)       185,270       (121,712)       191,728
     Deferred income tax assets                                111,544        358,664        (17,917)       418,185
     Decrease (increase) in operating assets:
        Loans to and receivables from related companies
                and director                                (2,225,792)    (1,657,584)    (1,632,499)      (839,444)
        Trade accounts receivable                               52,377         24,367         (2,394)        25,808
        Refundable valued added tax                            147,558        248,774          8,651        364,035
        Merchandise inventories                             (2,467,485)      (364,902)    (2,669,808)    (1,382,809)
        Prepaid expense and other current assets              (555,480)     1,617,449       (190,021)       792,726
        Other long term assets                                  (6,492)         6,131        (21,194)        (2,972)
     Increase (decrease) in operating liabilities:
        Trade accounts payable                              (2,435,169)      (925,111)       547,824       (681,653)
        Advance from directors                               1,608,673           --        1,513,206           --
        Accrued concession fees                               (245,917)    (4,417,964)      (198,112)    (2,196,592)
        Accrued corporate income tax                           274,718        743,265       (512,506)       165,878
        Other current liabilities                             (326,468)        66,225        261,656        373,880
        Other liabilities                                      130,070        129,115         56,632         17,548
                                                           -----------    -----------    -----------    -----------
                   Net cash provided (used) by operating
                           Activities                      $(2,752,078)   $   557,466    $(1,989,307)   $  (476,600)






     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

                                                                 Six months ended June 30,    Three months ended June 30,
-------------------------------------------------------------------------------------------------------------------------

                                                                    2001           2000           2001           2000
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                   $    (5,669)   $   (74,167)   $   (48,458)   $   (37,182)
    (Increase) decrease in restricted fixed deposit                (673,759)    (1,877,873)      (319,767)      (214,794)
                                                                -----------    -----------    -----------    -----------
           Net cash provided (used) by investing activities        (679,428)    (1,952,040)      (368,225)      (251,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank overdrafts                    92,392        908,195        289,748        810,588
     Proceeds from (repayment of) bank loans                      3,896,720      1,884,602      1,255,604      1,679,265
     Proceeds from (repayment of) installment purchases              (2,718)       (13,262)        (1,442)         4,128
     Proceeds from (repayment of) long-term loan                    (21,243)       (19,710)        (7,955)       223,979
                                                                -----------    -----------    -----------    -----------
            Net cash provided (used) by financing activities      3,965,151      2,759,825      1,535,955      2,717,960

Effect of exchange rate changes on cash and cash
       equivalents                                                 (763,302)      (532,348)      (135,355)      (438,716)
                                                                -----------    -----------    -----------    -----------
Net increase in cash and cash equivalents                          (229,657)       832,903       (956,932)     1,550,668
Cash and cash equivalents - beginning of period                   2,633,890      2,192,510      3,361,165      1,474,745
                                                                -----------    -----------    -----------    -----------
Cash and cash equivalents - end of period                       $ 2,404,233    $ 3,025,413    $ 2,404,233    $ 3,025,413
                                                                ===========    ===========    ===========    ===========

Supplement cash flow information Cash paid during the period:
          Interest paid                                         $   573,558    $   496,719    $   317,225    $   240,127
          Income taxes paid                                     $   664,933    $   647,960    $   664,869    $   375,724






     The accompanying notes are an integral part of the financial statements
                         See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Accumulated
                                                                            Additional                                     Other
                                                     Common Stock            Paid in     Comprehensive     Retained    Comprehensive
                                                Shares         Amount        Capital         Income        Earnings        Income
                                                                 US$            US$            US$            US$            US$
Balances, January 1, 2000                     20,250,000         20,250     20,848,145                    (9,503,916)      (299,833)
Net Income                                                                                  3,809,112      3,809,112
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                   (570,996)                     (570,996)
                                                                                          -----------
Comprehensive Income                                                                        3,238,116
                                             -----------    -----------    -----------    ===========    -----------    -----------
Balances, June 30, 2000                       20,250,000         20,250     20,848,145     (5,694,804)      (870,829)    14,302,762
                                             ===========    ===========    ===========    ===========    ===========    ===========

Balances, January 1, 2001                     20,250,000         20,250     20,848,145                    (3,018,454)    (2,250,195)
Net Income                                                                                  2,587,451      2,587,451
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                                                   (765,825)                     (765,825)
                                                                                          -----------
Comprehensive Income                                                                        1,821,626
                                             -----------    -----------    -----------    ===========    -----------    -----------
Balances, June 30, 2001                       20,250,000         20,250     20,848,145                      (431,003)    (3,016,020)
                                             ===========    ===========    ===========                   ===========    ===========


                                                 Total
                                                  US$

Balances, January 1, 2000                     11,064,646
Net Income                                     3,809,112
Other comprehensive income, net of tax
   Foreign currency translation adjustment      (570,996)

Comprehensive Income
                                             -----------
Balances, June 30, 2000


Balances, January 1, 2001                     15,599,746
Net Income                                     2,587,451
Other Comprehensive income, net of tax
   Foreign currency translation adjustment      (765,825)

Comprehensive Income
                                             -----------
Balances, June 30, 2001                       17,421,372
                                             ===========




     The accompanying notes are an integral part of the financial statement
                         See Accountants' Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transaction are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
         The exchange rates at June 30, 2001 and December 31, 2000, are $1= Thai Baht 45.26 and Baht 43.262, respectively. The average exchange rates for the six months ended June 30, 2001 and 2000 are $1= Thai Baht 44.2589 and Baht 38.188, respectively.
         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

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

3.  RESTRICTED FIXED DEPOSITS

                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------

          Restricted fixed deposits    $      8,421,740      $      7,747,981
          Interest rates                    1.00% - 4.00%         1.00 % - 5.00%

         As of June 30, 2001 and December 31, 2000, the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.   PROPERTY, PLANT AND EQUIPMENT - NET

                                            June 30, 2001    December 31, 2000
                                            -------------    -----------------

      Land                                   $   580,645        $   607,461
      Building                                   114,177            119,450
      Leasehold improvements                   4,385,503          4,433,748
      Sales office equipment and fixtures      2,252,531          2,287,457
      Vehicles                                   699,316            801,891
      Work in progress                            35,707            101,970
                                             -----------        -----------
             Total cost                        8,067,879          8,351,977
      Less Accumulated depreciation           (4,575,068)        (4,172,482)
                                             -----------        -----------
             Net book value                  $ 3,492,811        $ 4,179,495
                                             ===========        ===========

6.  BANK OVERDRAFT AND LOANS FROM BANKS

                                            June 30, 2001    December 31, 2000
                                            -------------    -----------------

      Bank overdraft                         $ 1,418,108        $ 1,325,717
      Trust receipts                          14,031,185         10,704,994
      Short Term loan                          1,878,038          1,386,898
                                             -----------        -----------
                                             $17,327,331        $13,417,609
                                             ==========         ===========

As of June 30, 2001 and December 31, 2000, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 75.74 million ($1,673,442) and Baht 65.74 million ($1,519,578), respectively, bearing interest


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

at MOR (Minimum Overdraft Rate), plus 1.00% - 1.50% per annum. For the six months ended June 30, 2001, the average rate of MOR was 3.50% - 8.25% per annum and for the year ended December 31, 2000, the average rate of MOR was 3.50% -
9.58% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)
         As of June 30, 2001 and December 31, 2000,  trust receipts  incurred by
KPD and KPT bear  interest at the rates  varying from 5.25% - 10.00% and 4.00% -
12.75% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD together with a related company.
         As of June 30, 2001 and December 31, 2000, the company has short-term loans with Commercial Banks in Thailand bearing interest rate at 3.25% - 8.75% and 3.50% - 8.00% per annum, respectively, and are collateralized by fixed deposits and guaranteed by director.

Trust receipts at June 30, 2001, are:
Foreign currency borrowing by subsidiaries in Thailand      Currencies           Amount     Interest rate (%)
      -Under forward contract and T/R          BAHT         84,040,018        $ 1,856,828    6.25 - 10.00
      -Without forward contract                USD           4,989,107          5,000,318    6.25 - 10.00
                                               CHF             381,782            213,219    6.65 - 8.50
                                               BAHT        279,755,708          6,181,081    5.25 - 9.25
                                               GBP              35,254             49,903    8.50 - 8.75
                                               NLG              96,457             37,243       9.00
                                               FRF             177,117             22,979    7.85 - 9.25
                                               HKD           2,416,439            311,259    8.25 - 9.75
                                               SGD              36,213             20,005       9.25
                                               EUR             397,609            338,350    6.68 - 9.50
                                                                              -----------
                                                                              $14,031,185
                                                                              ===========
Trust receipts at December 31, 2000, are:
Foreign currency borrowing by subsidiaries in Thailand     Currencies            Amount     Interest rate (%)
      -Under forward contract and T/R          BAHT        315,688,033        $ 7,297,120    8.75-9.75
      -Without forward contract                USD           1,939,741          1,947,704    9.00-12.50
                                               CHF             266,670            164,047    7.21-10.00
                                               GBP              25,055             37,619       10.00
                                               NLG             344,818            146,542       9.75
                                               FRF           1,541,487            220,170    8.00-10.00
                                               HKD           4,222,213            544,919    9.00-12.75
                                               ITL          73,456,000             35,657    8.55-8.62
                                               JPY           1,223,000             10,744    4.00-9.50
                                               SGD              31,461             18,318       9.50
                                               EUR             301,201            282,154    8.44-10.16
                                                                              -----------
                                                                              $10,704,994
                                                                              ===========

         As of June 30, 2001 and December 31, 2000, land and building are pledged as collateral for credit line of trust receipt and long-term loan from a bank. (Note 6 and Note 8)

7.   CONCESSION FEES
         Accrued concession fees as of June 30, 2001 and December 31, 2000, consist of the following:

                                              June 30, 2001    December 31, 2000
                                              -------------    -----------------
      - The Airports Authority Of Thailand     $    929,037     $  1,173,990

                                               For the six months ended June 30,
                                                    2001             2000
                                                    ----             ----
      Concession fees expense                  $ 10,963,545     $ 11,398,115


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

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

                           KPT                                                          KPD
------------------------------------------------------------ -----------------------------------------------------
            Airport        Rental, Service    Collateral             Airport        Rental, Service    Collateral
        Concession fees        & Other                              Customs            & Other
                               Expenses                         Concession fees        Expenses
------------------------------------------------------------ -----------------------------------------------------
                           (& in thousands)                                        (& in thousands)
Year
2001          $ 4,271            $239          $ 4,564               $ 3,641              $   437      $  4,153
2002            8,869             452            4,564                19,775                1,091        10,854
2003            2,136              91            4,564                20,437                1,091        11,209
2004                -               -                -                21,211                1,091        11,623
2005                -               -                -                22,426                    -        11,998
2006                -               -                -                23,420                    -        12,530


         For the six months June 30, 2001 and 2000, both KPD and KPT were charged penalty fees amounting to $ 0 and $ 374,217, respectively, relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand.

8.  LONG-TERM LOAN - NET
Long-term liabilities as of June 30, 2001 and December 31, 2000, consist of the following:
                                                June 30, 2001  December 31, 2000
                                               --------------  -----------------

   Long-term loans                             $      178,205  $         199,447
   Installment purchase payable                         7,284             10,002
                                                    ---------          ---------
                                                      185,489            209,449
   Less Current portion of long-term debt             (32,362)          (31,355)
   ----                                             ---------          ---------
       Total                                   $      153,127  $         178,094
                                                    =========          =========

As of June 30, 2001 and December 31, 2000, long-term loans consist of loans from banks carrying interest rates of 7.75% and 8.50%, per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Note 5)

         Loans are due as follows:
                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------
           Installment Purchase Obligation
                    2001                    $       2,732       $       5,715
                    2002                            4,552               4,287
                                                 --------            --------
                         Total              $       7,284       $      10,002
                                                 ========            ========

           Long-term Loan Installment Payments

                    2001                    $      13,172              25,640
                    2002                           27,961              27,906
                    2003                           30,207              30,373
                    2004                           32,631              33,054
                    Thereafter                     74,234              82,474
                                                 --------            --------
                         Total              $     178,205       $     199,447
                                                 ========            ========


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

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


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

        The provision for income taxes consist of the following:

                                  June 30, 2001   June 30, 2000
                                  -------------   -------------
   Current income tax (Payable)    $               $
             United States                --              --
              Foreign               (1,247,012)     (1,381,126)
                                   -----------     -----------
                                    (1,247,012)     (1,381,126)
                                   -----------     -----------
   Deferred income tax
             United States                --              --
              Foreign                 (111,544)        358,664
                                   -----------     -----------

                                      (111,544)        358,664
                                   -----------     -----------
   Net income tax expense          $(1,358,556)    $(1,739,790)
                                   ===========     ===========


         Pre-tax  income for foreign  companies  for the Quarter  ended June 30,
2001,   was  $  4,333,934.   Current  taxes  payable  are  included  in  current
liabilities.

         The components of deferred income tax assets and liabilities were:
                                                    June 30, 2001   December 31, 2000
                                                    -------------   -----------------
Reserves for bad debts and investment obsolescence   $ 3,714,773       $ 3,873,561
Net operating loss carried forward                       401,944           274,659
                                                     -----------       -----------
                                                       4,116,717         4,148,220
Less Valuation allowance                                (609,328)         (529,287)
----                                                 -----------       -----------
Deferred income tax assets                           $ 3,507,389       $ 3,618,933
                                                     ===========       ===========


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                            For Six months ended June 30,
                                             2001                  2000
                                             ----                  ----
  Standard income tax rate                  35.00%                35.00%
  Foreign tax rate difference               (5.28%)               (5.09%)
  Less   Valuation allowance                 1.95%                 0.65%
  ----                                     -------               -------
  Effective income tax rate                 31.68%                30.54%
                                           =======               =======

         As of June 30, 2001 and December 31, 2000, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $ 401,944 and $ 274,659, respectively, that expire in years 2001 through 2004. (A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

11.  RELATED PARTIES AND DIRECTORS TRANSACTIONS
The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at June 30, 2001 and
December 31, 2000, with related companies and directors are as follows ($ in thousands)
                                                                               As at June 30, 2001
                                                                                               Management
                                                  Accounts    Loans to and receivables from        Fee                     Accounts
                                                 Receivable  related Companies and Directors  Receivables                   Payable
                                                 -----------------------------------------------------------------------------------
                                                                 Loans      Interest and                        Total
                                                                                other
                                                                             receivables
2001
King Power International Co., Ltd.                    1,364         8,973           256               64        10,657           281
Forty Seven Co., Ltd.                                  --           2,302           517             --           2,819          --
Downtown D.F.S. (Thailand) Co., Ltd.                    374         2,121           251            2,039         4,785          --
Top China Group Co., Ltd.                              --             221             7             --             228          --
Lengle (Thailand) Co., Ltd.                            --             796            64             --             860          --
Lengle TAT Phanom Penh Duty Free                         44          --            --               --              44          --
King Power On Board Sales and Services Co., Ltd.        102         3,291            46             --           3,439            35
Thai Nishigawa International Co., Ltd.                 --            --            --               --            --              44
Niji (Thailand) Co., Ltd.                              --            --            --               --            --              73
                                                 ----------    ----------    ----------       ----------    ----------    ----------
                                                      1,884        17,704         1,141            2,103        22,832           433
Less Allowance for doubtful accounts:
         Related companies                           (1,028)       (7,563)         (475)          (2,039)      (11,105)         --
         Directors                                     --            --            --               --            --            --
                                                 ----------    ----------    ----------       ----------    ----------    ----------
                                                     (1,028)       (7,563)         (475)          (2,039)      (11,105)         --
                                                 ----------    ----------    ----------       ----------    ----------    ----------
Total                                                   856        10,141           666               64        11,727           433
                                                 ==========    ==========    ==========       ==========    ==========    ==========

Directors - to/(from)                                  --          (2,055)         --               --          (2,055)         --
                                                 ==========    ==========    ==========       ==========    ==========    ==========





            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTER ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

                                                                               As at December 31, 2000
                                                                                               Management
                                                  Accounts    Loans to and receivables from        Fee                     Accounts
                                                 Receivable  related Companies and Directors  Receivables                   Payable
                                                 -----------------------------------------------------------------------------------
                                                                 Loans      Interest and                        Total
                                                                                other
                                                                             receivables
2000
King Power International Co., Ltd.                    1,734         6,553           240             --           8,527           302
Forty Seven Co., Ltd.                                  --           2,408           517             --           2,925          --
Downtown D.F.S. (Thailand) Co., Ltd.                    391         2,220           240            2,133         4,984          --
Top China Group Co., Ltd.                              --             231             5             --             236          --
Lengle (Thailand) Co., Ltd.                            --             833            59             --             892          --
Lengle TAT Phnom Penh Duty Free                          81          --            --               --              81          --
King Power On Board Sales and Services Co., Ltd.         17         3,373            27             --           3,417          --
Thai Nishigawa International Co., Ltd.                 --            --            --               --            --              56
Niji (Thailand) Co., Ltd.                              --            --            --               --            --             104
                                                 ----------    ----------    ----------       ----------    ----------    ----------
                                                      2,223        15,618         1,088            2,133        21,062           462
Less Allowance for doubtful accounts:
         Related companies                           (1,075)       (7,883)         (491)          (2,133)      (11,582)         --
         Directors                                     --            --            --               --            --            --
                                                 ----------    ----------    ----------       ----------    ----------    ----------
                                                     (1,075)       (7,883)         (491)          (2,133)      (11,582)         --
                                                 ----------    ----------    ----------       ----------    ----------    ----------
Total                                                 1,148         7,735           597             --           9,480           462
                                                 ==========    ==========    ==========       ==========    ==========    ==========

Director - to/(from)                                   --            (446)         --               --            (446)         --
                                                 ==========    ==========    ==========       ==========    ==========    ==========


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. At June 30, 2001 and December 31, 2000, there are accrued concession fees amounting to $ 928,073 and $ 1,173,990, respectively.

               POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

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

                                                     Related Companies
                                           For the six months ended June 30,
                                               2001                 2000
                                               ----                 ----
              Sales                         $   381             $    394
              Interest income                    92                   52
              Purchase                          689                  597
              Concession fees                 6,639                6,373

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

12.  COMMITMENTS AND CONTINGENT LIABILITIES (see Note 7)
        Lease commitments
         As of December 31, 1998, KPG Thai had a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transferred the rights of the following lease agreements to KPT and KPD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:
         -KPD has made lease agreement with SIAM TOWER to lease 25th floor unit A1 and B1 , 26th and 27th starting from May 1, 2001, to October 31, 2003.
         KPT and KPD have made lease agreement with the third party starting from January 1, 2001, to March 31, 2004. Lease and service charge commitment are due as follows:

                                              KPT                        KPD
                                              ---                        ---

                     2001         $        23,862              $     227,157
                     2002                  47,724                    384,760
                     2003                  47,724                    333,257
                     2004         $        11,931              $           -

         Letter of guarantees
         As of June 30, 2001, and December 31, 2000, KPT and KPD were contingently liable for bank guarantees totaling $10.74 million and $10.13 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.

         Unused letters of credit
         As of June 30, 2001, and December 31, 2000, KPD and KPT have unused letters of credit amounting to $4.98 million and $8.17 million, respectively.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report

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

14. SEGMENT FINANCIAL INFORMATION
The following segment information of the Company for June 30, 2001 and 2000, are disclosed in accordance with Statement of Financial Accounting Standard No.131
("SFAS 131"). Information by legal entities is the reportable segment under SFAS
131 because each entity is reported separately for management ($ in thousands).

                                                                       For the six months ended June 30, 2001

                                                Duty Free         Tax Free        All Other         Adjustment         Consolidated
                                                 Retail           Retail                               And
                                                                                                   Elimination
                                              -------------    -------------    -------------     --------------     ---------------
Segment Information                                   US $             US $             US $           US$                US $
-------------------
- Revenue from external customers                   44,623           13,320                -                (9)          57,934
- Cost of merchandise sold                          22,703            5,398                -                (9)          28,092
- Concession fees                                    6,639            4,325                -                  -          10,964
- Gross profit                                      15,280            3,598                -                  -          18,878
- Interest Income                                      154               17               16                  -             187
- Interest expense                                     587               22                -                  -             609
- Segment net income (loss)                          3,149             (173)           2,587            (2,817)           2,746
- Segment total assets                              43,402           11,323           18,252           (20,562)          52,415
- Expenditures for segment assets                        6                -                -                  -               6
- Depreciation                                         541              151                -                  -             692
- Unrealized gain (loss) on exchange                    76              (3)               21                  -              94
- Deferred income tax assets                         2,311            1,176               20                  -           3,507

                                                                                                     Revenue           Long-lived
                                                                                                                         Assets
                                                                                                  --------------     ---------------
   Geographical Information                                                                           US $                US $
   ------------------------
   Bangkok                                                                                               55,661           3,584
   Northern Thailand region                                                                                 249              51
   Southern Thailand region                                                                               2,023              71
                                                                                                  --------------     ---------------
       Total                                                                                             57,933           3,706
                                                                                                  ==============     ===============






            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                         See Accountants' Review Report


                                                                       For the six months ended June 30, 2001

                                                Duty Free         Tax Free        All Other         Adjustment         Consolidated
                                                 Retail           Retail                               And
                                                                                                   Elimination
                                              -------------    -------------    -------------     --------------     ---------------

Segment Information                               US$              US$              US$                US$                 US$
-------------------
- Revenue from external customers                   38,160           14,566                -               (76)          52,650
- Cost of merchandise sold                          18,788            6,302                -               (76)          25,014
- Concession fees                                    6,373            5,025                -                  -          11,398
- Gross profit                                      12,999            3,239                -                  -          16,238
- Interest Income                                       74               14               16                  -             104
- Interest expense                                     532               17                -                  -             549
- Segment net income (loss)                          2,899            1,161            3,808            (3,912)           3,956
- Segment total assets                              35,942           13,751           14,714           (20,342)          44,065
- Expenditures for segment assets                       76                2                -                (4)              74
- Depreciation                                         544              191                -                  -             735
- Unrealized gain (loss) on exchange                 (214)               19               10                  -           (185)
- Deferred income tax assets                         2,670            1,302               23                  -           3,995

                                                                                                     Revenue           Long-lived
                                                                                                                         Assets
                                                                                                  --------------     ---------------
   Geographical Information                                                                            US$                 US$
   ------------------------
   Bangkok                                                                                               50,611           4,641
   Northern Thailand region                                                                                 293              45
   Southern Thailand region                                                                               1,746             118
                                                                                                  --------------     ---------------
       Total                                                                                             52,650           4,804
                                                                                                  ==============     ===============


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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended June 30, 2001:

    Net realized gain on foreign exchange             $0.1 million

    Net unrealized loss on foreign exchange           $0.2 million

The calculation of unrealized foreign exchange loss of $0.2 million is shown in charts labeled A and B, respectively.

                                    CHART A
                                    -------

The calculation of Unrealized gain on foreign exchange of US$ = 105,164 was calculated on an accumulated basis with quarterly adjustment on financial obligations, receivable and cash on hand in foreign currency as shown below:


Loan from bank (Trust receipt) in foreign currency as of 30/6/01
---------------------- ------------------- -------------------- ----------------
       Currency             Amount            Exchange Rate           Total
                                                 30/06/01              Baht
---------------------- ------------------- -------------------- ----------------
      Swiss Franc              381,782.41              25.2769         9,650,276
---------------------- ------------------- -------------------- ----------------
        Europe                 397,608.56              38.5146        15,313,735
---------------------- ------------------- -------------------- ----------------
     French Franc              177,177.00               5.8721         1,040,049
---------------------- ------------------- -------------------- ----------------
British Pound Sterling          35,254.40              64.0655         2,258,591
---------------------- ------------------- -------------------- ----------------
   Hong Kong Dollar          2,416,438.55               5.8299        14,087,595
---------------------- ------------------- -------------------- ----------------
  Netherland Guilder            96,456.90              17.4753         1,685,613
---------------------- ------------------- -------------------- ----------------
   Singapore Dollar             36,213.01              25.0025           905,416
---------------------- ------------------- -------------------- ----------------
       US Dollar             4,989,106.95              45.3617       226,314,373
---------------------- ------------------- -------------------- ----------------
         Total                                                       271,255,647
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                           272,382,812
                                                                ----------------
Unrealized gain on Trust Receipt in foreign currency 30/06/01          1,127,165
                                                                ----------------
Unrealized gain on Trust Receipt in foreign currency 01/01/01          2,386,578
                                                                ----------------
Net unrealized gain on Trust Receipt in foreign currency 30/06/01      3,513,743
                                                                ----------------




Unrealized gain on Account receivable as of 30/06/01
---------------------- ------------------- -------------------- ----------------
       Currency            Amount Baht        Exchange Rate           Total
                                                 30/06/01
---------------------- ------------------- -------------------- ----------------
     Swiss Franc             3,600.00             25.0236                 90,085
---------------------- ------------------- -------------------- ----------------
   Singapore Dollar          5,512.50             24.6934                136,122
---------------------- ------------------- -------------------- ----------------
      US Dollar            141,725.83             45.1462              6,398,383
---------------------- ------------------- -------------------- ----------------
        Total                                                          6,624,590
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                             6,477,038
                                                                ----------------
Unrealized gain from account receivable 30/06/01                         147,552
                                                                ----------------
Unrealized gain from account receivable 01/01/01                        (44,224)
                                                                ----------------
Net unrealized gain from account receivable 30/06/01                     103,328
                                                                ----------------

Unrealized gain on cash on hand as of 30/06/01
---------------------- ------------------- -------------------- ----------------
       Currency             Amount            Exchange Rate           Total
                                                 30/06/01              Baht
---------------------- ------------------- -------------------- ----------------
    Australia Dollar           12,107.94           22.7162               275,046
---------------------- ------------------- -------------------- ----------------
      Swiss Franc                 230.00           25.0236                 5,755
---------------------- ------------------- -------------------- ----------------
  China Renminbi Yuan         200,175.00            5.4309             1,087,130
---------------------- ------------------- -------------------- ----------------
  German Deutschmark            2,540.00           19.4165                49,318
---------------------- ------------------- -------------------- ----------------
     French Franc               6,500.00            5.7937                37,659
---------------------- ------------------- -------------------- ----------------
British Pound Sterling        155,739.44           63.4013             9,874,083
---------------------- ------------------- -------------------- ----------------
   Hong Kong Dollar           488,135.10            5.7770             2,819,957
---------------------- ------------------- -------------------- ----------------
  Netherland Guilder              350.00           17.2358                 6,033
---------------------- ------------------- -------------------- ----------------
     Japanese Yen          16,485,994.00            0.362240           5,971,886
---------------------- ------------------- -------------------- ----------------
      Korean Won            9,229,000.00            0.0346               319,323
---------------------- ------------------- -------------------- ----------------
   Singapore Dollar            22,829.00           24.6934               563,726
---------------------- ------------------- -------------------- ----------------
   Taiwanese Dollar         1,947,800.00            1.3088             2,549,281
---------------------- ------------------- -------------------- ----------------
       US Dollar              553,569.84           45.1462            24,991,575
---------------------- ------------------- -------------------- ----------------
        Total                                                         48,550,772
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                            44,873,348
                                                                ----------------
Unrealized gain on cash on hand in foreign currency 30/06/01           3,677,424
                                                                ----------------
Unrealized gain on cash on hand in foreign currency 01/01/01         (3,565,790)
                                                                ----------------
Net unrealized gain on cash in hand in foreign currency 30/06/01         111,634
                                                                ----------------
Net unrealized gain on account receivable in foreign
currency 30/06/01                                                        103,328
                                                                ----------------
Net unrealized loss on Loan from Bank (T/R) in foreign
currency 30/06/01                                                      3,513,743
                                                                ----------------
Net unrealized gain on exchange rate as at 30/06/01                    3,728,705
                                                                ----------------



Unrealized gain on advanced as at 30/06/01
---------------------- ------------------- -------------------- ----------------
       Currency            Amount Baht         Exchange Rate           Total
                                                 30/06/01
---------------------- ------------------- -------------------- ----------------
     Baht Currency         30,897,714.95           45.26                 682,672
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                               703,587
                                                                ----------------
Net unrealized gain on advanced 30/06/01                                  20,916
                                                                ----------------

                                    US$ = 105,164          (US$1 = Baht 44.2589)

                                     CHART B
                                     -------


The  calculation  of  Unrealized  loss on foreign  exchange  of US$ = 11,145 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:



Unrealized loss on Account Payable as at 30/06/01
---------------------- ------------------- -------------------- ----------------
       Currency             Amount            Exchange Rate           Total
                                                 30/06/01              Baht
---------------------- ------------------- -------------------- ----------------
   Australia Dollar                (66.50)             23.1804           (1,541)
---------------------- ------------------- -------------------- ----------------
    Belgium Franc               24,532.75               0.9571            23,480
---------------------- ------------------- -------------------- ----------------
     Swiss Franc                73,245.59             25.2769          1,851,421
---------------------- ------------------- -------------------- ----------------
 German Deutschmark            186,743.12             19.6808          3,675,254
---------------------- ------------------- -------------------- ----------------
       Europe                  165,536.89             38.5146          6,375,587
---------------------- ------------------- -------------------- ----------------
    French Franc               177,956.22              5.8721          1,044,977
---------------------- ------------------- -------------------- ----------------
  Hong Kong Dollar           5,740,516.09              5.8299         33,466,635
---------------------- ------------------- -------------------- ----------------
    Italian Lire            51,176,368.00              0.0200          1,023,527
---------------------- ------------------- -------------------- ----------------
 Netherland Guilder              2,876.40             17.4753             50,266
---------------------- ------------------- -------------------- ----------------
  Singapore Dollar                (260.49)            25.0025            (6,513)
---------------------- ------------------- -------------------- ----------------
      US Dollar              1,658,803.71             45.3617         75,246,156
---------------------- ------------------- -------------------- ----------------
        Total                                                        122,749,249
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                           118,049,688
                                                                ----------------
Unrealized loss from Account payable in foreign currency 30/06/01    (4,699,561)
                                                                ----------------
Unrealized loss from Account payable in foreign currency 01/01/01      4,206,282
                                                                ----------------
Net unrealized loss from account payable in foreign
currency 30/06/01                                                      (493,279)
                                                                ----------------
                                        US$= (11,145)        (US$1=Baht 44.2589)




NET FOR UNREALIZED GAIN / LOSS EXCHANGE OF 30/06/01
---------------------------------------------------
                                                        (BAHT)          (US)
                                                      ----------     ----------
Net unrealized exchange gain as of 30/06/01            3,728,705
Net unrealized loss on exchange rate as at 30/06/01     (493,279)
                                                      ----------
     NET UNREALIZED EXCHANGE                           3,235,426         73,103
                                                      ----------
Net unrealized exchange GAIN KPG(US) as of 30/06/01                      20,916
                                                                     ----------
     NET UNREALIZED EXCHANGE                                             94,019
                                                                     ----------

(3)     Results of operations, comparing six months ended June 30, 2001 and 2000

Sales revenue for the six months ended June 30, 2001, was approximately $57.9 million compared to approximately $52.6 million for 2000. This increase is directly attributable to the continual growth in the number of tourists entering Thailand and the Company's change in its product mix to target precisely various groups of travelers. According to the statistical compilation provided by the Bangkok International Airport, the number of international passengers traveling through its premises from January to June, 2001 has increased 7.54% from the same period last year. In addition to the on-going sales promotional campaign, beginning in 2000, the management has put emphasis on developing new, and improving existing, products targeting precisely various groups of travelers. It is believed that this exercise will continue to bring about new customers and increase spending per capita of the existing ones.

The cost of merchandise sold for the six months ended June 31, 2001 and 2000, was approximately $28.1 million and $25.0 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold. However, due to the lower concession fees paid to the Airport Authorities of Thailand (AAT), comparing the six months ended June 30, 2001, to the same period in 2000, the ratio of concession fees paid to sales revenue fell from 21.65% in 2000 to 18.87% in 2001. This decrease is due to concession fee structure of KPT being based on a fixed amount. Management anticipates that a further reduction in these fees may result from the increase in sales volume generated from the upcoming high seasons during the last half of the year.

Selling and administrative expenses were approximately $14.8 million for the six months ended June 31, 2001, and approximately $10.1 million for the same period in 2000. In terms of percentage of sales, 2001 expenses were approximately 25.50% of sales and 2000 expenses were approximately 19.24% of sales. This increase is associated with the research and development cost incurred in developing new lines of merchandise coupled with the continuing sales promotional campaign and they are in-line with Management's expectations. As the sales volume increases over the break-even point of certain fixed cost in these expenses, the ratio will reduce favorably.

Net income for the six months ended June 30, 2001, was approximately $2.6 million, or $0.13 per share (basic), and approximately $3.8 million, or $0.19 per share (basic), for the six months ended June 30, 2000.

The ratio of inventory divided by revenue for the six months ended June 30, 2001 and 2000, was approximately 35.47% and 32.03%, respectively. This increase is caused by the larger volume of merchandised orders required by the Company's suppliers for their financial viability to support the new and improved lines of products developed and initiated by the Company.

(4)     Results  of  operations,  comparing three months ended June 30, 2001 and
        2000

Sales revenue for the three months ended June 30, 2001 was approximately $26.3 million compared to approximately $25.1 million for 2000. This increase is directly attributable to the continual growth in the number of tourist entering Thailand and the promotional sales discount to attract larger customer base as mentioned above. The number of passengers traveling through Bangkok International Airport from April to June in 2001 has increased 6.69% from the same period last year.

The cost of merchandise sold for the three months ended June 30, 2001, and 2000, was approximately $12.3 million and $11.9 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold. The ratio of the concession fees paid to the AAT, comparing the three months ended June 30, 2001, to the same period in 2000, reduced from 20.84% in 2000 to 19.69% in 2001. This decrease is due to concession fee structure of KPT is being based on fixed amount. Management anticipates that a further reduction in the ratio of these fees may result from the increase in sales volume generated from the upcoming high seasons during the last half of the year.

Selling and administrative expenses were approximately $7.8 million for the three months ended June 30, 2001, and approximately $4.9 million for the same period in 2000. In terms of percentage of sales, 2001 expenses were approximately 29.52% of sales and 2000 expenses were approximately 19.68% of sales. This increase is associated with the research and development cost in developing new lines of merchandise coupled with the continuing sales promotional campaign, and they are in-line with Management's expectation. As the sale volume increases over the break-even point of certain fixed costs in these expenses, the ratio will reduce favorably.

Net income for the three months ended June 30, 2001, was approximately $0.6 million, or $0.03 per share (basic), and approximately $1.9 million, or $0.09 per share (basic), for the three months ended June 30, 2000.

(5)     Liquidity and Capital Resources

For the quarter ended June 30, 2001, and the year ended December 31, 2000, the Company had working capital of approximately $14.6 million and $10.2 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(6)     Monetary Assets and Liabilities Denominated in Thai Baht

As of June 30, 2001, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                                US DOLLARS

Cash and equivalents                                            1,311,531
Trade Accounts Receivable                                       1,004,751
Refundable value-added-tax                                        644,175
Advance to related companies                                   10,140,426
Deferred income tax assets                                      3,507,389
Restricted deposit                                              8,421,740
Other current assets                                            1,746,501
Other non-current assets                                          211,157


         TYPE OF MONETARY LIABILITY                            US DOLLARS

Bank overdraft & loan                                          11,334,055
Current portion of long-term debt                                  32,362
Accounts Payable                                                6,931,238
Advance from directors                                          2,054,859
Concession fees                                                   929,037
Other current liabilities                                       4,059,809
Long-term loan - net                                              153,127


(7)     Recently Issued Accounting Principles

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


Item 1 -  Legal Proceedings
                  None

Item 2 - Changes in Securities
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June, 2001.

The following seven persons were elected as Directors to serve for a year.

NAME                                VOTES FOR                VOTES AGAINST

Vichai Raksriaksorn                 19,844,420                     142
Viratana Suntaranond                19,844,420                     142
Aimon Boonkhundha                   19,844,420                     142
Suwan Panyapas                      19,844,420                     142
Dharmnoon Prachuabmoh               19,844,420                     142
Chulchit Bunyaketu                  19,844,420                     142
Preeyaporn Thavornun                19,844,420                     142

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
                  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.



KING POWER INTERNATIONAL GROUP CO., LTD.





By:  /s/ Vichai Raksriaksorn
     ----------------------------------------------------------------------
       Vichai Raksriaksorn, President and Chief Executive Officer
       August 10th, 2001





By:  /s/  Viratana Suntaranond
     ----------------------------------------------------------------------
       Viratana Suntaranond, Chief Financial Officer
       August 10th, 2001