Form 10-Q
period 2001-09-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 2001-11-14
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                For the quarterly period ended September 30, 2001

(Mark One)

    X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 0R 15(d) OF THE SECURITIES
---------- EXCHANGE ACT 0F 1934

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---------- EXCHANGE ACT OF 1934

                 For the transition period from ______to ______

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 10, 2001: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.
              Form 10-Q for the Quarterly ended September 30, 2001

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

                    Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of September 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months and nine months ended September 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.




                                        /s/ SMITH, GRAY, BOYER & DANIELL
                                        ----------------------------------------
                                        A Professional Limited Liability Company

Dallas, Texas

November 14, 2001


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                                     Note    September 30,    December 31,
                                                                                   2001            2000
                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                $   2,446,593   $   2,633,890
    Trade accounts and advances receivable, net of reserves of
      $ 977,339 in 2001 and 2000                                                   501,990         280,785
    Refundable value added tax                                         4           679,841         791,733
    Trade accounts and accrued interest receivable from and
      advances to related companies and directors, net                11        10,237,323       9,480,316
    Merchandise inventories - net                                               22,113,885      18,081,890
    Restricted fixed deposits                                          3         9,045,305       7,747,981
    Deferred income tax assets                                        10         3,523,107       3,618,933
    Prepaid expenses                                                               475,169         232,188
    Other current assets                                                           437,928         436,212
                                                                             -------------   -------------
            Total current assets                                                49,461,141      43,303,928
Property, plant and equipment - net                                    5         3,450,852       4,179,495
Investment and other assets                                                        212,215         208,287
                                                                             -------------   -------------
    TOTAL ASSETS                                                             $  53,124,208   $  47,691,710
                                                                             =============   =============




See accountants' review report
The accompanying notes are an integral part of these statements.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

---------------------------------------------------------------------------------------------------
                                                             Note    September 30,     December 31,
                                                                           2001             2000

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft and loans from banks                          6     $  18,332,485    $  13,417,609
  Current portion of long - term loan                          8            33,497           31,355
  Trade accounts payable                                                 9,788,152       12,067,354
  Advance from director                                       11              --            446,186
  Accrued concession fees                                      7           976,303        1,173,990
  Accrued corporate income tax                                           2,120,974        2,359,840
  Other current liabilities                                              1,528,323        1,811,825
                                                                     -------------    -------------
           Total current liabilities                                    32,779,734       31,308,159
Long - term loan - net                                         8           147,397          178,094
                                                                     -------------    -------------
           Total liabilities                                            32,927,131       31,486,253
                                                                     -------------    -------------
Minority interest                                                          749,368          605,711
Shareholders' equity                                           9
  Common stock, $0.001 par value,
       100,000,000 shares authorized,
       20,250,000 shares issued and outstanding                             20,250           20,250
  Additional paid in capital                                            20,848,145       20,848,145
  Retained (deficit)                                                     1,171,056       (3,018,454)
  Legal reserve                                                             82,233             --
  Translation adjustments                                               (2,673,975)      (2,250,195)
                                                                     -------------    -------------
           Total shareholders' equity                                   19,447,709       15,599,746
                                                                     -------------    -------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  53,124,208    $  47,691,710
                                                                     =============    =============





See accountants' review report
The accompanying notes are an integral part of these statements.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

                                                         Nine months ended September 30,  Three months ended September 30,
----------------------------------------------------------------------------- --------------------------------------------

                                                 Note          2001            2000              2001            2000
Sales revenue                                             $ 84,988,638    $ 79,233,573      $ 27,055,057    $ 26,583,654

Cost of sales:
   Cost of merchandise sold                                 40,840,993      38,144,747        12,748,939      13,130,367
   Concession fees                                 7        16,173,612      16,247,188         5,210,067       4,849,073
                                                          ------------    ------------      ------------    ------------
        Total cost of sales                                 57,014,605      54,391,935        17,959,006      17,979,440
                                                          ------------    ------------      ------------    ------------

Gross profit                                                27,974,033      24,841,638         9,096,051       8,604,214
Operating expenses:
   Selling and administrative expenses                      21,287,189      15,148,652         6,513,329       5,018,692
                                                          ------------    ------------      ------------    ------------
        Total operating expenses                            21,287,189      15,148,652         6,513,329       5,018,692
                                                          ------------    ------------      ------------    ------------

   Income from operations                                    6,686,844       9,692,986         2,582,722       3,585,522

Other income (expenses)
   Interest income                                             531,598         222,633           343,411         118,226
   Interest expenses                                          (943,111)       (817,784)         (333,689)       (268,720)
   Gain (Loss) on foreign exchange - net                       108,445          10,696            53,697         (94,848)
   Unrealized gain (Loss) on foreign
         exchange - net                                         74,852        (268,898)          (19,167)        (83,628)
   Other income                                                518,862         151,876           245,599          38,944
                                                          ------------    ------------      ------------    ------------
        Total other revenues (expenses)                        290,646        (701,477)          289,851        (290,026)
                                                          ------------    ------------      ------------    ------------

Net income before income tax                                 6,977,490       8,991,509         2,872,573       3,295,496

Income tax benefit (expenses)                     10        (2,453,270)     (2,743,695)       (1,094,714)     (1,003,905)
                                                          ------------    ------------      ------------    ------------
Net income before minority interest                          4,524,220       6,247,814         1,777,859       2,291,591
Minority interest                                             (252,477)       (264,990)          (93,567)       (117,879)
                                                          ------------    ------------      ------------    ------------
Net income attributed to common shares                    $  4,271,743    $  5,982,824      $  1,684,292    $  2,173,712
                                                          ============    ============      ============    ============

Weighted average number of common shares
   Outstanding                                              20,250,000      20,250,000        20,250,000      20,250,000

Basic earnings per share                                  $       0.21    $       0.30      $       0.08    $       0.11





See accountants' review report
The accompanying notes are an integral part of these statements.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

                                              Nine months ended September 30,   Three months ended September 30,
----------------------------------------------------------------------------------------------------------------
                                                    2001           2000                 2001          2000
Net income attribute to common shares           $ 4,271,743    $ 5,982,824          $ 1,684,292   $ 2,173,712
Other comprehensive income, before tax:
     Foreign currency translation adjustments      (423,780)    (1,693,566)             342,045    (1,122,570)
                                                -----------    -----------          -----------   -----------
Comprehensive income                            $ 3,847,963    $ 4,289,258          $ 2,026,337   $ 1,051,142
                                                ===========    ===========          ===========   ===========









See accountants' review report
The accompanying notes are an integral part of these statements.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

                                                            Nine months ended September 30,   Three months ended September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                  2001           2000                2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 4,271,743    $ 5,982,824         $ 1,684,292    $ 2,173,712
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation                                                1,042,810      1,097,628             350,457        362,973
    Unrealized loss (gain) on foreign exchange                    (74,852)       268,898              19,167         83,628
    Deferred income tax assets                                     95,826        649,529             (15,718)       290,865
    Decrease (increase) in operating assets:
       Loans to and receivables from related companies
               and director                                      (749,766)    (3,819,920)          1,476,026     (2,162,336)
       Trade accounts receivable                                 (221,712)       (30,951)           (274,089)       (55,318)
       Refundable valued added tax                                111,892        312,748             (35,666)        63,974
       Merchandise inventories                                 (4,031,995)      (237,857)         (1,564,510)       127,045
       Prepaid expense and other current assets                  (244,697)     2,337,763             310,783        720,314
       Other long term assets                                      (4,776)         1,383               1,716         (4,748)
    Increase (decrease) in operating liabilities:
       Trade accounts payable                                  (2,253,363)    (1,117,320)            181,806       (192,209)
       Advance from directors                                    (446,186)     1,392,000          (2,054,859)     1,392,000
       Accrued concession fees                                   (197,687)    (6,196,191)             48,230     (1,778,227)
       Accrued corporate income tax                              (238,866)     1,209,925            (513,585)       466,660
       Other current liabilities                                 (283,501)       196,027              42,968        129,802
       Other liabilities                                          144,506        208,009              14,436         78,894
                                                              -----------    -----------         -----------    -----------
                  Net cash provided (used) by operating
                          Activities                          $(3,080,624)   $ 2,254,495         $  (328,546)   $ 1,697,029





See accountants' review report
The accompanying notes are an integral part of these statements.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

                                                         Nine months ended September 30,    Three months ended September 30,
---------------------------------------------------------------------------------------------------------------------------

                                                               2001           2000                2001           2000
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                $  (314,167)   $  (135,398)        $  (308,498)   $   (61,231)
  (Increase) decrease in restricted fixed deposit           (1,297,324)    (2,034,918)           (623,565)      (157,045)
                                                           -----------    -----------         -----------    -----------
      Net cash provided (used) by investing activities      (1,611,491)    (2,170,316)           (932,063)      (218,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) bank overdrafts                119,792        767,563              27,400       (140,632)
   Proceeds from (repayment of) bank loans                   4,844,881        509,682             948,161     (1,374,920)
   Proceeds from (repayment of) installment purchases           (3,975)       (16,719)             (1,257)        (3,457)
   Proceeds from (repayment of) long-term loan                 (24,581)       (42,750)             (3,339)       (23,040)
                                                           -----------    -----------         -----------    -----------
      Net cash provided (used) by financing activities       4,936,117      1,217,776             970,965     (1,542,049)

Effect of exchange rate changes on cash and cash
    equivalents                                               (431,299)    (1,631,616)            332,004     (1,099,268)
                                                           -----------    -----------         -----------    -----------
Net increase in cash and cash equivalents                     (187,297)      (329,661)             42,360     (1,162,564)
Cash and cash equivalents - beginning of period              2,633,890      2,192,510           2,404,233      3,025,413
                                                           -----------    -----------         -----------    -----------
Cash and cash equivalents - end of period                  $ 2,446,593    $ 1,862,849         $ 2,446,593    $ 1,862,849
                                                           ===========    ===========         ===========    ===========

Supplement cash flow information
   Cash paid during the period:
      Interest paid                                        $   852,062    $   805,989         $   278,504    $   318,730
      Income taxes paid                                    $ 2,474,362    $ 1,172,630         $ 1,809,429    $   541,317






See accountants' review report
The accompanying notes are an integral part of these statements.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------------------------


                                                                            Additional
                                                    Common Stock             Paid in     Comprehensive     Retained        Legal
                                               Shares          Amount        Capital        Income         Earnings       Reserve
                                                                 US$            US$            US$            US$           US$

Balances, January 1, 2000                     20,250,000         20,250     20,848,145                    (9,503,916)
Net Income                                                                                  5,982,824      5,982,824
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                 (1,693,566)
                                                                                          -----------
Comprehensive Income                                                                        4,289,258                          --
                                             -----------    -----------    -----------    ===========    -----------    -----------
Balances, September 30, 2000                  20,250,000         20,250     20,848,145                    (3,521,092)          --
                                             ===========    ===========    ===========                   ===========    ===========

Balances, January 1, 2001                     20,250,000         20,250     20,848,145                    (3,018,454)
Net Income                                                                                  4,271,743      4,271,743
Other Comprehensive income, net of tax
   Reserve                                                                                                   (82,233)        82,233
   Foreign currency translation adjustment                                                   (423,780)
                                                                                          -----------
Comprehensive Income                                                                        3,847,963
                                                                                          ===========
Balances, September 30, 2001                  20,250,000         20,250     20,848,145                     1,171,056         82,233
                                             ===========    ===========    ===========                   ===========    ===========


                                             Accumulated
                                                Other
                                            Comprehensive
                                               Income          Total
                                                  US$            US$


Balances, January 1, 2000                       (299,833)    11,064,646
Net Income                                                    5,982,824
Other comprehensive income, net of tax
   Foreign currency translation adjustment    (1,693,566)    (1,693,566)

Comprehensive Income
                                             -----------    -----------
Balances, September 30, 2000                  (1,993,399)    15,353,904
                                             ===========    ===========

Balances, January 1, 2001                     (2,250,195)    15,599,746
Net Income                                                    4,271,743
Other Comprehensive income, net of tax
   Reserve
   Foreign currency translation adjustment      (423,780)      (423,780)

Comprehensive Income

Balances, September 30, 2001                  (2,673,975)    19,447,709
                                             ===========    ===========


See accountants' review report
The accompanying notes are an integral part of these statements.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


1.       BASIS OF PRESENTATION

         King Power International Group Co., Ltd. (formerly Immune America, Inc.) (herein the "Company") was incorporated under the laws of the State of Nevada on July 30, 1985.
         On June 12, 1997, the Company exchanged 18,800,000 shares of its common stock for 99.94% of the issued and outstanding common shares of King Power Tax Free Company Limited [(formerly J.M.T. Group Company Limited)-KPT thereafter] and 95% of the issued and outstanding common shares of King Power Duty Free Company Limited [(formerly J.M.T. Duty Free Company Limited)-KPD thereafter].
         This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction was accounted for as a "reverse acquisition" for financial reporting purposes and KPT and KPD were deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilized the capital structure of Immune America, Inc., and the assets and liabilities of KPT and KPD were recorded at historical cost.
         Concurrent with the reverse acquisition, the Company changed its corporate name from Immune America, Inc. to King Power International Group Co., Ltd.
         KPD is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in stores located in the international terminals of the various airports located in Thailand. KPD holds from the Airports Authority of Thailand a non-exclusive license to operate duty free stores for all stores of this specific nature. For the duty free store operation, KPD is exempt from input value added tax on purchases of import merchandise and from output value added tax on sales of merchandise.
         KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products in the international and domestic terminals of the various airports located in Thailand to the general public. KPT holds the exclusive operating license granted by the Airports Authority of Thailand for all shops of this specific nature. For the tax-free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise.
         On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited (KPG Thai), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997, and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per share. On the same date, KPT acquired 5,093 shares of common stock in KPG Thai, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in KPG Thai.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transaction are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
         The exchange rates at September 30, 2001 and December 31, 2000, are $1= Thai Baht 44.441 and Baht 43.262, respectively. The average exchange rates for the nine months ended September 30, 2001 and 2000 are $1= Thai Baht 44.4083 and Baht 39.195, respectively.
         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

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


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


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

3.       RESTRICTED FIXED DEPOSITS

                                               September 30, 2001      December 31, 2000
                                               ------------------      -----------------
             Restricted fixed deposits      $       9,045,305       $      7,747,981
             Interest rates                       1.00% - 4.00%          1.00 % - 5.00%

         As of September 30, 2001 and December 31, 2000, the restricted fixed deposits with maturities from three to twelve months are pledged as a collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.   PROPERTY, PLANT AND EQUIPMENT - NET

                                               September 30, 2001      December 31, 2000
                                               ------------------      -----------------

      Land                                  $         591,346       $        607,461
      Building                                        116,281                119,450
      Leasehold improvements                        4,569,933              4,433,748
      Sales office equipment and fixtures           2,375,311              2,287,457
      Vehicles                                        748,395                801,891
      Work in progress                                 61,285                101,970
                                                  -----------            -----------
             Total cost                             8,462,551              8,351,977
      Less Accumulated depreciation                (5,011,699)            (4,172,482)
      ----                                        -----------            -----------
             Net book value                 $       3,450,852       $      4,179,495
                                                  ===========            ===========
6.    BANK OVERDRAFT AND LOANS FROM BANKS

                                               September 30, 2001      December 31, 2000
                                               ------------------      -----------------

      Bank overdraft                        $       1,445,508       $      1,325,717
      Trust receipts                               14,861,820             10,704,994
      Short Term loan                               2,025,157              1,386,898
                                                  -----------            -----------
                                            $      18,332,485       $     13,417,609
                                                  ===========            ===========


As of September 30, 2001 and December 31, 2000, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 80.74 million ($1,816,791) and Baht 65.74 million ($1,519,578), respectively, bearing interest


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


at MOR (Minimum Overdraft Rate), plus 1.00% - 1.50% per annum. For the nine months ended September 30, 2001, the average rate of MOR was 3.50% - 9.25% per annum and for the year ended December 31, 2000, the average rate of MOR was 3.50% - 9.58% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)
         As of September 30, 2001 and December 31, 2000, trust receipts incurred by KPD and KPT bear interest at the rates varying from 3.75% - 9.25% and 4.00% -
12.75% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD together with a related company.
         As of September 30, 2001 and December 31, 2000, the company has short-term loans with Commercial Banks in Thailand bearing interest rate at 3.25% - 8.75% and 3.50% - 8.00% per annum, respectively, and are collateralized by fixed deposits and guaranteed by director.

Trust receipts at September 30, 2001, are:
Foreign currency borrowing by subsidiaries in Thailand       Currencies         Amount      Interest rate (%)
      -Under forward contract and T/R              BAHT     205,209,817     $  4,617,579      5.75 - 9.25
      -Without forward contract                    USD        1,749,432        1,752,963      5.75 - 9.25
                                                   CHF          582,466          361,370      7.00 - 8.75
                                                   BAHT     335,595,319        7,551,480      5.38 - 9.25
                                                   GBP           60,798           89,898      8.50 - 9.00
                                                   ITL       49,682,000           23,700          9.00
                                                   JPY        2,790,000           23,525      3.75 - 8.00
                                                   HKD        2,010,328          258,772      7.75 - 9.00
                                                   SGD           32,185           18,345          9.00
                                                   EUR          178,471     $    164,188      7.61 - 9.00
                                                                              ----------
                                                                              14,861,820
                                                                              ==========
Trust receipts at December 31, 2000, are:
Foreign currency borrowing by subsidiaries in Thailand      Currencies          Amount      Interest rate (%)
      -Under forward contract and T/R              BAHT     315,688,033     $  7,297,120      8.75 - 9.75
      -Without forward contract                    USD        1,939,741        1,947,704      9.00 - 12.50
                                                   CHF          266,670          164,047      7.21 - 10.00
                                                   GBP           25,055           37,619         10.00
                                                   NLG          344,818          146,542          9.75
                                                   FRF        1,541,487          220,170      8.00 - 10.00
                                                   HKD        4,222,213          544,919      9.00 - 12.75
                                                   ITL       73,456,000           35,657      8.55 - 8.62
                                                   JPY        1,223,000           10,744      4.00 - 9.50
                                                   SGD           31,461           18,318          9.50
                                                   EUR          301,201          282,154      8.44 - 10.16
                                                                              ----------
                                                                            $ 10,704,994
                                                                              ==========

         As of September 30, 2001 and December 31, 2000, land and building are pledged as collateral for credit line of trust receipt and long-term loan from a bank. (Note 6 and Note 8)

7.       CONCESSION FEES
         Accrued concession fees as of September 30, 2001 and December 31, 2000, consist of the following:

                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------
- The Airports Authority Of Thailand    $           976,303   $        1,173,990

                                         For the nine months ended September 30,
                                                    2001                 2000
                                                    ----                 ----
Concession fees expense                 $        16,173,612   $       16,247,188


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


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

                                KPT                                                     KPD
---------------------------------------------------------     ------------------------------------------------
           Airport        Rental, Service     Collateral           Airport       Rental, Service    Collateral
       Concession fees        & Other                               Customs           & Other
                              Expenses                          Concession fees       Expenses
---------------------------------------------------------     ------------------------------------------------
                          (& in thousands)                                        (& in thousands)
Year
----
2001        $2,178             $121            $ 4,621               $ 680              $ 223        $  5,116
2002         9,178              475              4,621              20,139              1,111          11,054
2003         2,183               93              4,136              20,814              1,111          11,415
2004             -                -                  -              21,602              1,111          11,837
2005             -                -                  -              22,839                  -          12,219
2006             -                -                  -              23,852                  -          12,761


         For the nine months September 30, 2001 and 2000, both KPD and KPT were charged penalty fees amounting to $ 0 and $ 478,697, respectively, relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand.

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


8.       LONG-TERM LOAN - NET
Long-term liabilities as of September 30, 2001 and December 31, 2000, consist of the following:
                                               September 30, 2001     December 31, 2000
                                               ------------------     -----------------
  Long-term loans                            $            174,867   $           199,447
  Installment purchase payable                              6,027                10,002
                                                          -------               -------
                                                          180,894               209,449
  Less Current portion of long-term debt                  (33,497)              (31,355)
  ----                                                    -------               -------
      Total                                  $            147,397   $           178,094
                                                          =======               =======


As of September 30, 2001 and December 31, 2000, long-term loans consist of loans from banks carrying interest rates of 7.75% and 8.50%, per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Note 5)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


 Loans are due as follows:
                                          September 30, 2001   December 31, 2000
                                          ------------------   -----------------
   Installment Purchase Obligation
                2001                     $        1,391       $        5,715
                2002                              4,636                4,287
                                               --------             --------
                    Total                $        6,027       $       10,002
                                               ========             ========
   Long-term Loan Installment Payments
                2001                     $        6,791               25,640
                2002                             28,476               27,906
                2003                             30,764               30,373
                2004                             33,232               33,054
                Thereafter                       75,604               82,474
                                               --------             --------
                    Total                $      174,867       $      199,447
                                               ========             ========
8.       SHAREHOLDERS'EQUITY

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

                                       Common Stock       Additional
                                  ---------------------    paid-in     Retained     Treasury
                                    Shares      Amount     capital     earnings      stock        Total
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


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


(e)      Dividend Payment
At its ordinary shareholders' meeting no. 2 held on August 1st, 2001, KPD passed a resolution to pay a dividend at the rate of baht 40 per share for a total of Baht 80,000,000 for the results of its operations for 2000 and to set aside legal reserve at the rate 5% of the net profit.

(f)      Legal Reserve
The Company is required to set aside as a legal reserve 5% of its net profit when dividend is declared, until such reserve reaches 10% if the authorized share capital.

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

        The provision for income taxes consist of the following:

                                                          September 30, 2001     September 30, 2000
                                                          ------------------     ------------------

  Current income tax (Payable)
            United States                               $            (20,542)  $               --
            Foreign                                               (2,336,902)            (2,094,166)
                                                                 -----------            -----------
                                                                  (2,357,444)            (2,094,166)
                                                                 -----------            -----------
  Deferred income tax
            United States                                               --                     --
            Foreign                                                  (95,826)              (649,529)
                                                                 -----------            -----------
                                                                     (95,826)              (649,529)
                                                                 -----------            -----------
  Net income tax expense                                $         (2,453,270)  $         (2,743,695)
                                                                 ===========            ===========


         Pre-tax  income for foreign  companies for the Quarter ended  September
30, 2001, was $ 7,340,631. Current taxes payable are included in current liabilities.

         The components of deferred income tax assets and liabilities were:

                                                          September 30, 2001      December 31, 2000
                                                          ------------------     ------------------
  Reserves for bad debts and investment obsolescence    $          3,778,132   $          3,873,561
  Net operating loss carried forward                                  20,714                274,659
                                                                 -----------            -----------
                                                                   3,798,846              4,148,220
  Less Valuation allowance                                                                 (253,548)
  -----                                                            (275,739)               (275,739)
       Provision for Bad Debt                                    -----------            -----------
  Deferred income tax assets                            $          3,523,107   $          3,618,933
                                                                 ===========            ===========


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                           For nine months ended September 30,
                                             2001                      2000
                                             ----                      ----
  Standard income tax rate                   35.00%                    35.00%
  Foreign tax difference                     (0.16%)                   (4.49%)
  Less   Valuation allowance                     -                         -
  ----                                       ------                    ------
  Effective income tax rate                  35.56%                    30.51%
                                             ======                    ======

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


As of September 30, 2001 and December 31, 2000, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purpose of $ 20,714 and $ 274,659, respectively, that expire in years 2001 through 2004.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


11.      RELATED PARTIES AND DIRECTORS TRANSACTIONS
The Company has business transactions with and has advanced funds to related companies and directors. These transactions are with companies that have joint directors and/or shareholders with the Company. Balances at September 30, 2001 and December 31, 2000, with related companies and directors are as follows ($ in thousands)

                                                                              As at September 30, 2001
                                                                                               Management
                                                  Accounts    Loans to and receivables from       Fee                      Accounts
                                                 Receivable  related Companies and Directors  Receivables                   Payable
                                                 -----------------------------------------------------------------------------------
                                                                 Loans      Interest and                        Total
                                                                                other
                                                                             receivables
2001
King Power International Co., Ltd.                    1,540       7,080              450               63       9,133           349
Forty Seven Co., Ltd.                                     -       2,344              539                -       2,883             -
Downtown D.F.S. (Thailand) Co., Ltd.                    381       2,161              266            2,076       4,884             -
Top China Group Co., Ltd.                                 -         225                8                -         233             -
Lengle (Thailand) Co., Ltd.                               -         810               70                -         880             -
Lengle TAT Phanom Penh Duty Free                         44           -                -                -          44             -
King Power On Board Sales and Services Co., Ltd.        103       3,244              118                -       3,465             -
Thai Nishigawa International Co., Ltd.                    -           -                -                -           -            62
Niji (Thailand) Co., Ltd.                                 -           -                -                -           -            68
                                                 -----------------------------------------------------------------------------------
                                                      2,068      15,864            1,451            2,139      21,522           479
Less Allowance for doubtful accounts:
----     Related companies                            (381)      (7,702)          (1,126)          (2,076)    (11,285)            -
         Directors
                                                 -----------------------------------------------------------------------------------
                                                      (381)      (7,702)          (1,126)          (2,076)    (11,285)            -
                                                 -----------------------------------------------------------------------------------
Total                                                1,687        8,162              325               63      10,237           479
                                                 ===================================================================================

Directors - to/(from)                                    -            -                -                -           -             -
                                                 ===================================================================================







            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


                                                                               As at December 31, 2000
                                                                                               Management
                                                  Accounts    Loans to and receivables from       Fee                      Accounts
                                                 Receivable  related Companies and Directors  Receivables                   Payable
                                                 -----------------------------------------------------------------------------------
                                                                 Loans      Interest and                        Total
                                                                                other
                                                                             receivables
2000
King Power International Co., Ltd.                    1,734       6,553              240                -       8,527           302
Forty Seven Co., Ltd.                                     -       2,408              517                -       2,925             -
Downtown D.F.S. (Thailand) Co., Ltd.                    391       2,220              240            2,133       4,984             -
Top China Group Co., Ltd.                                 -         231                5                -         236             -
Lengle (Thailand) Co., Ltd.                               -         833               59                -         892             -
Lengle TAT Phnom Penh Duty Free                          81           -                -                -          81             -
King Power On Board Sales and Services Co., Ltd.         17       3,373               27                -       3,417             -
Thai Nishigawa International Co., Ltd.                    -           -                -                -           -            56
Niji (Thailand) Co., Ltd.                                 -           -                -                -           -           104
                                                 -----------------------------------------------------------------------------------
                                                      2,223      15,618            1,088            2,133      21,062           462
Less Allowance for doubtful accounts:
         Related companies                           (1,075)     (7,883)            (491)          (2,133)    (11,582)            -
         Directors                                        -           -                -                -           -             -
                                                 -----------------------------------------------------------------------------------
                                                     (1,075)     (7,883)            (491)          (2,133)    (11,582)            -
                                                 -----------------------------------------------------------------------------------
Total                                                 1,148       7,735              597                -       9,480           462
                                                 ===================================================================================

Director - to/(from)                                      -        (446)               -                -        (446)            -
                                                 ===================================================================================


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. At September 30, 2001 and December 31, 2000, there are accrued concession fees amounting to $ 974,709 and $ 1,171,941, respectively.

               POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


         Since July 1, 2001, KPD and KPT's interest rate charge to the related companies which required additional loans from the companies during this year have increased from 2% - 2.50% to 7.50% - 8.50% reflecting the actual financial cost of both KPD and KPT. The new rate applied to total loan outstanding of each related company that required additional loans from KPD and KPT during this year. For related companies that did not require additional loans from KPD and KPT, the interest rate charged was unchanged.

         The Company had operating transactions with related parties and directors as follows ($ in thousands):

                                                    Related Companies
                                         For the nine months ended September 30,
                                               2001                 2000
                                               ----                 ----
              Sales                          $  565               $1,137
              Interest income                   385                  140
              Management fee income             332                    -
              Purchase                        1,556                  966
              Concession fees                 9,669                9,291

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

12.  COMMITMENTS AND CONTINGENT LIABILITIES (see Note 7)
        Lease commitments
         As of December 31, 1998, KPG Thai had a leasing commitment for office space under a non-cancelable operating lease agreement in excess of one year. As of January 1, 1999, KPG Thai transferred the rights of the following lease agreements to KPT and KPD. The obligations of the various consolidated companies under these lease agreements are set forth as follows:
          -KPD has concluded an agreement with SIAM TOWER to lease 25th floor, units A1 and B1, and the 26th and 27th floors starting from May 1, 2001, to October 31, 2003.
          KPT and KPD have concluded lease agreement with the third party starting from January 1, 2001, to March 31, 2004. Lease and service charge commitment are due as follows:

                                                      KPT                 KPD
                                                      ---                 ---

                            2001          $        12,151       $     118,632
                            2002                   48,604             391,851
                            2003                   48,604             339,398
                            2004          $        12,151       $           -
         Letter of guarantees

         As of September 30, 2001, and December 31, 2000, KPT and KPD were contingently liable for bank guarantees totaling $10.44 million and $10.13 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000
                         See accountants' review report


         Unused letters of credit
         As of September 30, 2001, and December 31, 2000, KPD and KPT have unused letters of credit amounting to $3.89 million and $8.17 million, respectively.

13.      SUBSEQUENT EVENT
         The Company has announced its intent to file a proxy statement for the purpose of obtaining shareholders approval of an offer to acquire all of the outstanding minority interest shares and merge the Company into a newly formed
Nevada corporation to be owned by the Majority shareholders. The date of the shareholders' meeting has not been set, nor has the proxy statement been filed.

14.      SEGMENT FINANCIAL INFORMATION
The following segment information of the Company for September 30, 2001 and 2000, are disclosed in accordance with Statement of Financial Accounting
Standard No.131 ("SFAS 131"). Information by legal entities is the reportable segment under SFAS 131 because each entity is reported separately for management
($ in thousands).

                                                                For the nine months ended September 30, 2001


                                               Duty Free       Tax Free       All Other       Adjustment     Consolidated
                                                 Retail         Retail                            And
                                                                                             Elimination
                                              ------------   ------------   -------------   --------------   ------------
Segment Information                               US $           US $            US $             US$             US $
-------------------
- Revenue from external customers                  65,249         19,760               -             (20)          84,989
- Cost of merchandise sold                         32,832          8,029               -             (20)          40,841
- Concession fees                                   9,669          6,505               -                -          16,174
- Gross profit                                     22,749          5,225               -                -          27,974
- Interest Income                                     448             82              25             (23)             532
- Interest expense                                    914             39              13             (23)             943
- Segment net income (loss)                         5,115           (34)           4,271          (4,828)           4,524
- Segment total assets                             43,926         10,504          20,608         (21,914)          53,124
- Expenditures for segment assets                     308              6               -                -             314
- Depreciation                                        816            227               -                -           1,043
- Unrealized gain (loss) on exchange                   72            (4)               7                -              75
- Deferred income tax assets                        2,353          1,149              21                -           3,523

                                                                                               Revenue        Long-lived
                                                                                                                Assets
                                                                                            --------------   ------------
   Geographical Information                                                                      US $             US $
   ------------------------
   Bangkok                                                                                        81,726            3,553
   Northern Thailand region                                                                          371               45
   Southern Thailand region                                                                        2,892               65
                                                                                            --------------   ------------
       Total                                                                                      84,989            3,663
                                                                                            -=============   ============



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTER ENDED SEPTEMBER, 2001 AND 2000
                         See accountants' review report


                                                              For the nine months ended September 30, 2000

                                               Duty Free       Tax Free       All Other       Adjustment     Consolidated
                                                 Retail         Retail                            And
                                                                                             Elimination
                                              ------------   ------------   -------------   --------------   ------------

Segment Information                               US$            US$             US$              US$             US$
-------------------
- Revenue from external customers                 58,476         20,849               -              (92)         79,233
- Cost of merchandise sold                        29,340          8,897               -              (92)         38,145
- Concession fees                                  9,290          6,957               -                 -         16,247
- Gross profit                                    19,846          4,995               -                 -         24,841
- Interest Income                                    169             29              25                 -            223
- Interest expense                                   790             28               -                 -            818
- Segment net income (loss)                        5,234          1,169           5,982           (6,137)          6,248
- Segment total assets                            35,342         12,164          15,809          (19,512)         43,803
- Expenditures for segment assets                    135              4               -               (4)            135
- Depreciation                                       815            283               -                 -          1,098
- Unrealized gain (loss) on exchange               (320)             21              30                 -          (269)
- Deferred income tax assets                       2,476          1,208              21                 -          3,705

                                                                                                Revenue       Long-lived
                                                                                                                Assets
                                                                                            --------------   ------------
   Geographical Information                                                                       US$             US$
   ------------------------
   Bangkok                                                                                        76,340           4,365
   Northern Thailand region                                                                          394              38
   Southern Thailand region                                                                        2,499             101
                                                                                            --------------   ------------
       Total                                                                                      79,233           4,504
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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended September 30, 2001:

           Net realized gain on foreign exchange              $0.1 million

           Net unrealized gain on foreign exchange            $0.1 million

The calculation of unrealized foreign exchange loss of $0.2 million is shown in charts labeled A and B, respectively.

                                    CHART A

The calculation of Unrealized gain on foreign exchange of US$ = 82,877 was calculated on an accumulated basis with quarterly adjustment on financial obligations, receivable and cash on hand in foreign currency as shown below:


Account payable in foreign currency as of 30/09/01
---------------------- ------------------- -------------------- ----------------
       Currency             Amount            Exchange Rate           Total
                                                 30/09/01              Baht
---------------------- ------------------- -------------------- ----------------
  Australian Dollar                  (77)             21.9776           (1,689)
---------------------- ------------------- -------------------- ----------------
        BEF                    23,983.75               1.014            24,320
---------------------- ------------------- -------------------- ----------------
    Swiss Franc               177,374.26              27.5718        4,890,528
---------------------- ------------------- -------------------- ----------------
  German Deutschmark           92,612.35              20.8956        1,935,191
---------------------- ------------------- -------------------- ----------------
       Europe                 304,738.77              40.8844       12,459,062
---------------------- ------------------- -------------------- ----------------
    French Franc              100,122.12               6.2314          623,901
---------------------- ------------------- -------------------- ----------------
   Hong Kong Dollar         5,887,231.49               5.7205       33,677,908
---------------------- ------------------- -------------------- ----------------
    Italian Lire           80,484,596.00               0.0212        1,706,273
---------------------- ------------------- -------------------- ----------------
  Netherland Guilder           25,765.80              18.5430          477,775
---------------------- ------------------- -------------------- ----------------
   Singapore Dollar            23,964.85              25.3315          607,066
---------------------- ------------------- -------------------- ----------------
      US Dollar             1,719,790.56              44.5307       76,583,477
---------------------- ------------------- -------------------- ----------------
        Total                                                      132,983,812
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                         129,925,011
                                                                ----------------
Unrealized gain on accounts payable in foreign currency 30/09/01    -3,058,801
                                                                ----------------
Unrealized gain on accounts payable in foreign currency 01/01/01     4,206,282
                                                                ----------------
Net unrealized gain on account payable in foreign
currency 30/09/01                                                    1,147,481
                                                                ----------------

Loan from bank (trust receipt) in foreign currency as of 30/09/01
---------------------- ------------------- -------------------- ----------------
       Currency             Amount            Exchange Rate           Total
                                                 30/09/01
---------------------- ------------------- -------------------- ----------------
      Swiss franc             582,466.47              27.5718       16,059,649
---------------------- ------------------- -------------------- ----------------
        Europe                178,471.05              40.8844        7,296,682
---------------------- ------------------- -------------------- ----------------
British Pound Sterling         60,798.40              65.7116        3,995,160
---------------------- ------------------- -------------------- ----------------
   Hong Kong Dollar         2,010,328.04               5.7205       11,500,082
---------------------- ------------------- -------------------- ----------------
     Italian Lire          49,682,000.00               0.0212        1,053,258
---------------------- ------------------- -------------------- ----------------
     Japanese Yen           2,790,000.00               0.37472       1,045,469
---------------------- ------------------- -------------------- ----------------
   Singapore Dollar            32,184.60              25.3315          815,284
---------------------- ------------------- -------------------- ----------------
       US Dollar            1,749,432.14              44.5307       77,903,438
---------------------- ------------------- -------------------- ----------------
        Total                                                      119,669,022
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                         119,493,795
                                                                ----------------
Unrealized gain on Trust receipt in foreign currency 30/09/01         (175,227)
                                                                ----------------
Unrealized gain on Trust receipt in foreign currency 01/01/01        2,386,578
                                                                ----------------
Net unrealized gain on Trust receipt in foreign currency 30/09/01    2,211,351
                                                                ----------------
Net unrealized loss on account payable in foreign
currency 30/09/01                                                    1,147,481
                                                                ----------------
Net unrealized loss on exchange rate as at 30/09/01                  3,358,832
                                                                ----------------





Unrealized gain on advanced as at 30/09/01
---------------------- ------------------- -------------------- ----------------
       Currency             Amount Baht       Exchange Rate           Total
                                                30/09/01
---------------------- ------------------- -------------------- ----------------
     Baht Currency         36,208,261.26              44.441           814,749
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                             821,991
                                                                ----------------
Net unrealized gain on advanced 30/09/01                                 7,242
                                                                ----------------

                                     US$ = 82,877          (US$1 = Baht 44.4083)

                                     CHART B
                                     -------


The  calculation  of  Unrealized  loss on  foreign  exchange  of US$ = 8,025 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:



Cash on hand in foreign currency as of 30/09/01
---------------------- ------------------- -------------------- ----------------
       Currency             Amount            Exchange Rate           Total
                                                 30/09/01              Baht
---------------------- ------------------- -------------------- ----------------
   Australian Dollar           58,743.74              21.5340        1,264,988
---------------------- ------------------- -------------------- ----------------
      Swiss Franc                  70.00              27.2875            1,910
---------------------- ------------------- -------------------- ----------------
  China Renminbi Yuan         347,033.00               5.3601        1,860,132
---------------------- ------------------- -------------------- ----------------
    Canadian Dollar                                   21.8738                0
---------------------- ------------------- -------------------- ----------------
  German Deutschmark            2,720.00              20.6303           56,114
---------------------- ------------------- -------------------- ----------------
     French Franc              49,480.00               6.1532          304,460
---------------------- ------------------- -------------------- ----------------
British Pound Sterling        172,541.46              65.045600     11,223,063
---------------------- ------------------- -------------------- ----------------
   Hong Kong Dollar           547,235.10               5.6722        3,104,027
---------------------- ------------------- -------------------- ----------------
     Japanese Yen          10,424,303.00               0.3698        3,854,386
---------------------- ------------------- -------------------- ----------------
      Korean Won            8,979,000.00               0.0341          306,184
---------------------- ------------------- -------------------- ----------------
   Malaysia Ringgit                                   16.3526                0
---------------------- ------------------- -------------------- ----------------
   Singapore Dollar            21,734.00              25.0274          543,946
---------------------- ------------------- -------------------- ----------------
   Taiwanese Dollar         2,057,900.00               1.2839        2,642,138
---------------------- ------------------- -------------------- ----------------
    Canadian Dollar                                   22.8374                0
---------------------- ------------------- -------------------- ----------------
       US Dollar              444,871.16              44.3276       19,720,071
---------------------- ------------------- -------------------- ----------------
        Total                                                       44,881,419
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                          41,649,496
                                                                ----------------
Unrealized gain from cash on hand in foreign currency 30/09/01       3,231,923
                                                                ----------------
Unrealized loss from cash on hand in foreign currency 01/01/01      (3,565,790)
                                                                ----------------
Net unrealized gain from cash on hand in foreign
currency 30/09/01                                                     (333,867)
                                                                ----------------

Unrealized loss on account receivable as of 30/09/01
---------------------- ------------------- -------------------- ----------------
       Currency             Amount            Exchange Rate           Total
                                                 30/09/01              Baht
---------------------- ------------------- -------------------- ----------------
  Australian Dollar             6,856.20              21.5340          147,641
---------------------- ------------------- -------------------- ----------------
     Swiss Franc                9,910.07              27.2875          270,421
---------------------- ------------------- -------------------- ----------------
        Europe                 10,286.02              40.3511          415,052
---------------------- ------------------- -------------------- ----------------
   Hong Kong Dollar            45,082.50               5.6722          255,717
---------------------- ------------------- -------------------- ----------------
     Japanese Yen              23,400.00               0.3698            8,653
---------------------- ------------------- -------------------- ----------------
   Singapore Dollar            26,810.42              25.0274          670,995
---------------------- ------------------- -------------------- ----------------
      US Dollar               166,959.13              44.3276        7,400,898
---------------------- ------------------- -------------------- ----------------
        Total                                                        9,169,377
---------------------- ------------------- -------------------- ----------------
BALANCE PER GENERAL LEDGER                                           9,147,677
                                                                ----------------
Unrealized loss from account receivable 30/09/01                        21,700
                                                                ----------------
Unrealized loss from account receivable 01/01/01                       (44,224)
                                                                ----------------
Net unrealized loss from account receivable 30/09/01                   (22,524)
                                                                ----------------
Net unrealized loss from cash on hand in foreign currency 30/09/01    (333,867)
                                                                ----------------
Net unrealized exchange loss as of 30/09/01                           (356,391)
                                                                ----------------
                                        US$ = (8,025)       (US$ = 44.4.83 Baht)




(3)      Results of  operations,  comparing six months ended  September 30, 2001 and 2000

Sales revenue for nine six months ended September 30, 2001, was approximately $85.0 million compared to approximately $79.2 million for 2000. This increase is directly attributable to the continual growth in the number of tourists entering Thailand and the Company's change in its product mix to target precisely various groups of travelers. According to the statistical compilation provided by the Bangkok International Airport, the number of international passengers traveling through its premises from January to September, 2001 has increased 7.03% from the same period last year. In addition to the on-going sales promotional campaign, beginning in 2000, the management has put emphasis on developing new, and improving existing, products targeting precisely various groups of travelers. It is believed that this exercise will continue to bring about new customers and increase spending per capita of the existing ones.

The cost of merchandise sold for the nine months ended September 30, 2001 and 2000, was approximately $40.8 million and $38.1 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold. However, due to the lower concession fees paid to the Airport Authorities of Thailand (AAT), comparing the nine months ended September 30, 2001, to the same period in 2000, the ratio of concession fees paid to sales revenue fell from 20.51% in 2000 to 19.03% in 2001. This decrease is due to concession fee structure of KPT being based on a fixed amount. Management anticipates that a further reduction in these fees may result from the increase in sales volume generated from the upcoming high seasons during the last half of the year.

Selling and administrative expenses were approximately $21.3 million for the nine months ended September 30, 2001, and approximately $15.1 million for the same period in 2000. In terms of percentage of sales, 2001 expenses were approximately 25.05% of sales and 2000 expenses were approximately 19.12% of sales. This increase is associated with the research and development cost incurred in developing new lines of merchandise coupled with the continuing sales promotional campaign and they are in-line with Management's expectations. As the sales volume increases over the break-even point of certain fixed cost in these expenses, the ratio will reduce favorably.

Net income for the nine months ended September 30, 2001, was approximately $4.3 million, or $0.21 per share (basic), and approximately $6.0 million, or $0.30 per share (basic), for the nine months ended September 30, 2000.

The ratio of inventory divided by revenue for the nine months ended September 30, 2001 and 2000, was approximately 26.02% and 22.82%, respectively. This increase is caused by the larger volume of merchandised orders required by the Company's suppliers for their financial viability to support the new and improved lines of products developed and initiated by the Company.


(4) Results of operations, comparing three months ended September 30, 2001 and 2000

Sales revenue for the three months ended September 30, 2001 was approximately $27.1 million compared to approximately $26.6 million for 2000. The number of passengers traveling through Bangkok International Airport from July to September in 2001 has increased 6.02% from the same period last year. While the increase is attributable to the growth in the number of tourists entering Thailand and the promotional sales discount to attract larger customer base as mentioned above, the rate of growth was adversely impacted by the events of September 11, 2001, in the United States.

The cost of merchandise sold for the three months ended September 30, 2001, and 2000, was approximately $12.7 million and $13.1 million, respectively. The principal factor causing this decrease is directly resulted from the Company's effort in developing new products that are exclusive to the Company and obtain higher margin. The ratio of the concession fees paid to the AAT, comparing the three months ended September 30, 2001, to the same period in 2000, increased from 18.24% in 2000 to 19.26% in 2001. This increase is due to concession fee structure of KPT is being based on fixed amount with additional annual increment. The volume of sales generated from KPT for the three months ended September 30, 2001 has not kept up with such increment thus caused the increase in the ratio of the concession fees paid to the AAT. Management anticipates that a further reduction in the ratio of these fees may result from the increase in sales volume generated from the upcoming high seasons during the last half of the year.

Selling and administrative expenses were approximately $6.5 million for the three months ended September 30, 2001, and approximately $5.0 million for the same period in 2000. This increase is associated with the research and development cost in developing new lines of merchandise coupled with the continuing sales promotional campaign, and they are in-line with Management's expectation. In terms of percentage of sales, 2001 expenses were approximately 24.07% of sales and 2000 expenses were approximately 18.88% of sales. The percentage increase is related to the decline in revenue growth discussed above. Management has initiated reductions in the amount of the expenditures, and as the sale volume recovers, the ratio should change favorably.

Net income for the three months ended September 30, 2001, was approximately $1.7 million, or $0.08 per share (basic), and approximately $2.2 million, or $0.11 per share (basic), for the three months ended September 30, 2000.

(5)      Liquidity and Capital Resources

For the quarter ended September 30, 2001, and the year ended December 31, 2000, the Company had working capital of approximately $16.7 million and $12.0 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(6)      Monetary Assets and Liabilities Denominated in Thai Baht

As of September 30, 2001, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                         US DOLLARS

Cash and equivalents                                     1,416,688
Trade Accounts Receivable                                2,045,899
Refundable value-added-tax                                 679,841
Advance to related companies                             8,162,428
Deferred income tax assets                               3,523,107
Restricted deposit                                       9,045,305
Other current assets                                     1,093,046
Other non-current assets                                   209,982


         TYPE OF MONETARY LIABILITY                     US DOLLARS

Bank overdraft & loan                                   15,639,724
Current portion of long-term debt                           33,497
Accounts Payable                                         6,795,784
Advance from directors                                           0
Concession fees                                            976,303
Other current liabilities                                3,393,833
Long-term loan - net                                       147,397

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



KING POWER INTERNATIONAL GROUP CO., LTD.





By:  /s/ Vichai Raksriaksorn
     ---------------------------------------------------------------
     Vichai Raksriaksorn, President and Chief Executive Officer
     November 13th, 2001





By:  /s/  Viratana Suntaranond
     ---------------------------------------------------------------
     Viratana Suntaranond, Chief Financial Officer
     November 13th, 2001