Form 10-K
period 2001-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2002-04-01
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 X      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---     Act of 1934 for the fiscal year ended December 31, 2001

                                       OR

        Transition  Report  Pursuant  to  Section  13 OR 15(d) of the Securities
---     Exchange Act of 1934 for the Transition period from  ______ to ________

                         Commission File Number 1-13205


                    KING POWER INTERNATIONAL GROUP CO., LTD.
             (Exact name of registrant as specified in its charter)

         NEVADA                                         75-2641513
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


                25th & 27th Floors, Siam Tower, 989 Rama I Road,
                        Patumwan, Bangkok 10330 Thailand
                    (Address of principal executive offices)

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

Number of shares of Common Stock of the registrant outstanding as of February 21, 2002: 20,250,000 shares.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $1.26 per share for the registrant's common stock as reported by the American Stock Exchange as of February 21, 2002, was approximately $9,769,410.

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

PART I

ITEM 1   BUSINESS

General
-------

         The global airport duty and tax free business is a multi-billion dollar industry in which luxury and brand name merchandise such as perfumes and cosmetics, liquor and tobacco and general merchandise products are sold to travelers exempt from import duties and taxes, within certain allowances, at their respective destinations. As stated in Raven Fox Report of the Duty-Free & Travel-Retail 2001/2002, in 2000, global airport duty free sales increased by 1.3% reaching US$9 billion, accounting for 44.8% of the world's duty-free market. Sales at European airports were down by 8.4% as the effects of intra-EU abolition in July 1999 were felt. But offsetting these declines, duty-free sales through airports in the Asia/Pacific region have continued to recover, rising impressively by 18% in 2000. Asia/Pacific, including the Middle East, now accounts for 31.3% of all airport duty-free sales, up from 26.8% in 1999; Europe's share has slipped to 50% and the Americas' share has grown to 17.5%.

         The travel-retail industry, which is defined as all of the business activities involved in the duty free and tax free businesses, including selling merchandise at traveling ports (principally airports) and on airplanes, at tourist centers, at resorts and in major cities, etc., began to develop in Asia in 1964 when Japanese retailers began establishing duty free shops around the region. As trade among the countries within the region increased, the Asian duty free business began to grow. The Asian travel-retail industry was given additional impetus when trade between Asian countries and the United States and European countries began to grow further. This increase in trade resulted in an increase in tourism by travelers from the United States and Europe. Consequently, Thailand became the most popular travel destination among Southeast Asia's countries, welcoming more than 36 million passengers traveling through the International and Domestic Airports in Thailand during 2000. During the 1990's, the number of passengers has increased at a compounded average growth rate of 7% from 19 million in 1990 to 36 million passengers in 2000, according to the Airports Authority of Thailand (AAT). The AAT is anticipating that the number of passengers will increase to 50 million by the year 2007.

         King Power International Group Co., Ltd. (the "Company") is currently the leading travel-retail operator in Thailand. The Company operates and manages 27 duty free and 21 tax free stores, via two concession agreements with the Airports Authority of Thailand, throughout all of Thailand's major airports. At the end of 2001, the Company has approximately 44,720 square feet of retail space at the Bangkok and Provincial International and Domestic Airports.

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

Tax Free Division
-----------------

         King Power Tax Free Company Limited (the "Tax Free Division" or, sometimes, "KPT") is a Thai corporation engaged in selling various souvenirs and consumer products in the International and Domestic terminals of all the major airports located in Thailand to international and local travelers. The Tax Free Division holds the operating license granted by the Airports Authority of Thailand ("AAT") for shops of this specific nature.

         At the end of 2001, the Tax Free Division operated 21 stores within Thailand's major international and domestic airports, totaling 15,326 square feet of retail space compared to 6,181 square feet in 1993 when it first began operations. There are now 11 shops located in the various terminals that comprise the Bangkok International Airport; of which 9 shops are located in the airside departure terminals, whereas the landside shops are established in two different locations in the departure hall. The Tax Free Division sells domestically manufactured general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectionery, free of Thailand's value-added-tax.

         There  are  ten  shops,   selling  indigenous  general  merchandise  of
Thailand, together with local specialty goods, located in the domestic terminals at the Bangkok, Chiang Mai and Phuket domestic and international airports.

         The Company is an active participant in the promotional campaign known as "Thailand Brand", including the Company's in-house brand, "VR", for the years 2000 to 2002. The four shops were opened in joint operations with AAT, the Tourism Authority of Thailand ("TAT"), and the Department of Industrial Promotion from the Ministry of Commerce and dedicated to the "Thailand Brand" promotion.

Duty Free Division
------------------

         King Power Duty Free Company Limited (the "Duty Free Division" or, sometimes, "KPD") is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in duty free shops located in the international terminals of all of the major airports in Thailand. From January 1, 2002, the Duty Free Division obtained additional 19,171 square meters to operate duty free shops from the AAT for shops of this specific nature until December, 2006 or until the new international airport is in operation.

         At December 31, 2001, The Duty Free Division operates 27 duty free stores, with approximately 29,394 square feet of retail space, in Thailand's International Airports at Bangkok, Chiang Mai and Phuket. The Duty Free Division's merchandise mix consists of top quality brand name liquor and tobacco products, luxury goods such as watches, perfumes, cosmetics, fashion accessories, gourmet food and chocolates. In Thailand, all imported merchandise is subject to import duties and governmental taxes. However, the Duty Free Division's goods are sold exclusively to departing passengers and are free of all import duties, excise taxes and the value-added-tax imposed by the Thai government.

         The Duty Free Division started its operation on January 1, 1997. During 1998, the Duty Free Division successfully introduced Harrods of Knightsbridge, U.K, into both Terminals of the Bangkok International Airport as the first duty free Harrods in Asia. Additionally, the Company has also introduced specialty stores focusing on well known fashion designers, such as Ferragamo, Versace, Cartier, Dunhill, Hermes, Burberry, Fendi, Bally, and Givenchy located in the Terminal I of the Bangkok International Airport.

         Both the Duty Free Division's and the Tax Free Division's sales and their overall performance and results are subject to the influence of external factors, some of which are beyond the Company's control. These include the distribution of airlines at particular terminals, the routes that are serviced by those airlines, loading levels of airline passengers, and economic and other conditions affecting the airlines servicing Thailand in general. The Company strategically manages those factors within its control in order to maximize its performance and minimize the effect of those that it cannot control. The Company believes that the devaluation of the Thai Baht, relative to the U.S. dollar, will continue to attract a greater number of tourists and travelers to Thailand in the future, which should have a significant positive effect on the Company's business, both as to sales and profits.

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

         The Company has three bonded warehouses, located in Bangkok, Chiang Mai, and Phuket, serving all of the Duty Free Division's shops in Thailand. Transfer of any bonded merchandise must be documented and approved by Customs before these products are transferred for sale to the traveling public at the various retail stores. Customs makes regular inspections of the inventory in the bonded warehouses and shop premises. With this tightly regulated control from Customs, customers are assured that all products sold by the Company are genuine and of the highest quality.

Suppliers, Distribution and Inventory Control
---------------------------------------------

         The Company purchases both local and imported merchandise from more than 550 vendors worldwide. This supplier base gives the Company the ability to selectively purchase the highest quality products and to negotiate with vendors for the lowest cost, in order for the Company to supply its customers with the best possible value for their money. Currently, the Company does not have any long-term purchase commitments.

         Through the Company's historically strong relationships with many of its suppliers, the Company has secured exclusive agreements from numerous suppliers to be the sole agent for the sale of their products in duty free shops in Thailand. Furthermore, the Company receives significant sales support from these vendors. This support includes in-store displays, gift-with-purchase items, sales incentives, advertisements, staff training, signage and sales personnel.

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

         In order to control inventory levels, the Company uses automated replenishment systems. Transfers are made to stores in accordance with demands identified by respective store managers. The Company maintains the overall control of stock displays in respective stores and repurchasing point of inventory level in respective warehouses.

         The Company's computerized inventory control system allows the Company to: (1) identify the merchandise needs at each store, (2) promptly reorder merchandise from vendors, and (3) comply with Customs' record-keeping requirements. Through the Company's automated system, appropriate product mixes are maintained to maximize merchandise turnover. The Company has rarely experienced problems with obsolescence because the turnover frequency for most products is rapid, and slow moving products are quickly identified.

Employees
---------

         The Company's business as conducted in it shops is labor intensive. The Company currently employs approximately 2,897 employees. Each member of the sales staff is equipped with special selling skills geared to the Travel-Retail business; that is, they are fluent in many languages and have extensive product knowledge in order to handle sales discussions with foreign customers. Management promotes job enhancement at every level of the staff to ensure maximum job satisfaction in return for the highest productivity by each employee. For example, the Company maintains a Training Center to encourage the learning of managerial skills, languages, product knowledge, etc. and has implemented the ISO 9001 year 2000 standards of operation. Employee turnover continues to be very low and Management foresees no problems in maintaining its capable staff of employees as long as the Company sustains its market share and the growth of its businesses.

Competition
-----------

         The Company foresees less competitive environment for the Tax Free Division and Duty Free Division. During 1997, the Company was successfully granted an extension by the AAT of the Tax Free Division's license to operate and sell gifts and general merchandise at the Bangkok International Airport, for a further five year term extending from 1998 to 2003. Furthermore, starting from January 1, 2002, the Company was granted additional retail space by the AAT of the Duty Free Division's license to operate and sell gifts and general merchandise at the Bangkok, Chiang Mai, Phuket, and Hatyai International Airports, for a further five year term extending from 2002 to 2006 or until the new international airport is in operation.

         In Thailand, there are several barriers to entry into the airport duty free business. Any new entrant company must be owned by Thais who have proven Asian regional duty free experience, particularly with regard to serving international passengers and Thai Nationals. A new entrant must reach a minimum turnover in duty free business and must possess bonded warehouse facilities located in Thailand. It should already be carrying all major international brands in its portfolio of merchandise.

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

BUSINESS STRATEGIES
-------------------

         The Company began operating its Tax Free Division in 1993 after obtaining the five-year sole license to operate its business from the AAT. This license was renewed in 1998, extending for a period of five additional years (until 2003) the Division's license to operate in Thailand. In 1997, the Company obtained its five-year duty free license. Since that time, the Duty Free
Division has become the principal contributor of profits to the Company's operations. Even though merchandise sold by the Tax Free Division generally carries a higher profit margin compared to the profit margin for merchandise sold by the Duty Free Division, the value of each item (measured by its selling price) is much less. Thus, the profitability of the Tax Free Division has been generally lower. Management has concentrated on improving the profitability of the Tax Free Division during previous years, principally through reducing concession fees and rent cost, selecting higher value merchandise, and lowering operating costs. However, in the future, the strategy will emphasize increasing the volume of sales via altering product mix that would suit each group of travelers. For the Duty Free Division, the Company will continue to increase sales volumes and maintain higher margins. The Company has successfully extended the existing concession that is scheduled to expire at the end of 2001 until 2006 or until the new international airport is in operation. Furthermore, effective from January 1, 2002, the Company has obtained additional space from the AAT to operate the Duty Free business throughout international airports in Thailand covering the period of 2002 until 2006 or until the new international airport is in operation, in effect, position the Company to be a sizable operator of general merchandise tax free and duty free stores at Thailand's international airports.

Improving profitability for the Tax Free Division
-------------------------------------------------

The Company has on-going negotiations with the AAT to lower the concession fees charged by the AAT, to exchange spaces between the Tax Free and the Duty Free Divisions, and to discontinue some of the shops to lessen losses which are caused by increased concession fees. The Tax Free Division is continuing the process of re-engineering its entire operation to be more compatible with new international trends for this business. Starting in 2000, it has implemented some phases and will progress further throughout 2002 and beyond. The main components of this re-engineering target are:
         (1) expanding non-concession points of sales, i.e., through e-commerce where the Company can act as an intermediary for local products catering to international consumers;
         (2) jointly promoting merchandise with several airlines through its frequent flyer programs and credit-card firms;
         (3) increased efficiency in selecting the merchandise to be sold and emphasizing the potential for increased sales volumes and the profitability of each item of merchandise selected;
         (4) downsizing the amount and types of merchandise displayed from the concept of "something for everyone" to becoming more selective in types of merchandise displayed at different locations;
         (5) developing premium brands in order to create brand awareness, uniqueness of product availability, to upgrade quality and design, and to improve packaging and marketing; and
         (6) utilizing the Company's overall resources more efficiently through the implementation of ISO 9001.

Ensure adequate supplies and variety of products of the Duty Free Division
--------------------------------------------------------------------------

         Since the current trend for the Duty Free Division's products is continued high demand driven by the increased number of Asian tourists who have made plans or arrangements to visit Thailand in 2002 and beyond, as announced by the Tourism Authorities of Thailand (TAT), this Division will focus on ensuring adequate supplies of, and more variety in, the merchandise it offers for sale in order to cater to these customers. Furthermore, this year the TAT puts greater emphasis on international exhibitions and conventions travelers to be functioned in Thailand due to higher spending per capita generated from these groups of travelers, therefore, the Company will dedicate its resources to plan out products campaign that would attract spending from these travelers.

ITEM 2   PROPERTIES

The Company's principal office is located at the 25th, 26th and 27th floors of the Siam Tower, at 989 Rama I Road, Patumwan, Bangkok 10330 Thailand. The telephone number is +662-658-0090. This office contains 36,902 square feet of space and is leased from Bangkok Intercontinental Hotels Co., Ltd. under a lease expiring in October, 2003, at an annual rental cost of $144,291 using an average exchange rate of 44.3812 Thai Baht to 1 US Dollar for 2001.

At the end of 2001, the Company operates 48 retail stores with retail space totaling 44,720 square feet, located in the international and domestic airports of Thailand located in Bangkok, Chiang Mai, and Phuket. All of the stores are leased from the Airports Authority of Thailand (the "AAT") under varying lease agreements involving the Company's two subsidiaries, KPT and KPD, and require a monthly rental fee (excluding duty charges and other expenses) for the space actually utilized. During the 2001 fiscal year, the Company paid a total of $856,979 to the AAT under these lease agreements. The Company anticipates that the total for the 2002 fiscal year under these lease agreements will be approximately $1,184,112 using an exchange rate of 44.3812 Thai Baht to 1 US Dollar as of December 31, 2001.

The Company leases six warehouses containing approximately 41,300 square feet from the AAT. The three bonded warehouses located in Bangkok, Chiang Mai, and Phuket containing approximately 33,200 square feet for the Duty Free Division and three warehouses located in Bangkok, Chiang Mai, and Phuket containing approximately 8,100 square feet for the Tax Free Division. The Company believes that its facilities are adequate for its current operations.

All payments with regards to these properties are made in Thai Baht. The Company used an average exchange rate of 44.3812 Thai Baht to 1 US Dollar to translate these expenses into US Dollars during 2001.


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


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 2001, the Company filed a preliminary proxy statement for purposes of calling a meeting of shareholders to vote on a Plan of Merger which would result in all of the outstanding shares of the Company being acquired by a newly formed corporation to be owned by the shareholders presently comprising the Company's management. Should the plan of merger be approved and the transaction concluded, the Company would cease to exist. A final proxy statement has not been filed and the shareholders' meeting has not been scheduled.

PART II

ITEM 5   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the American Stock Exchange under the ticker symbol "KPG". The approximate number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was 346 as of February 21, 2002. The Company believes that approximately 372 stockholders currently own and hold the stock in street name.

The following table set out the high and low reported sales prices for the common stock as reported by the American Stock Exchange since it was listed on July 30, 1997:

                                                     High              Low

First Quarter of 2002 (Through February 22)          $1.48             $1.26

Fourth Quarter of 2001                               $1.50             $0.85

Third Quarter of 2001                                $1.90             $1.26

Second Quarter of 2001                               $2.15             $0.90

First Quarter of 2001                                $1.34             $0.87

Fourth Quarter of 2000                               $1.18             $0.68

Third Quarter of 2000                                $1.75             $1.00

Second Quarter of 2000                               $1.37             $1.06

First Quarter of 2000                                $1.50             $1.06

Fourth Quarter of 1999                               $1.56             $0.93

Third Quarter of 1999                                $2.00             $1.06

Second Quarter of 1999                               $2.18             $1.25

First Quarter of 1999                                $2.88             $2.12

Fourth Quarter of 1998                               $4.50             $1.75

Third Quarter of 1998                                $4.50             $1.88

Second Quarter of 1998                               $6.31             $3.43

First Quarter of 1998                                $7.37             $1.50

Fourth Quarter of 1997                               $13.12            $2.25

Third Quarter of 1997 (After July 29)                $16.62            $13.12

The Company has not paid any cash dividends since the listing of its Common Shares on the American Stock Exchange.


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

                                                                     Year Ended December 31,
                                            1996         1997         1998         1999        2000         2001
                                          ---------    ---------    ---------    ---------   ---------    ---------
Consolidated Statement of Income data :
Sales Revenue                             $  41,869    $  95,997    $  91,125    $  89,483   $ 108,914    $ 116,329
Gross Profit                                  7,383       23,154       27,051       23,859      34,214       36,347
Operating Expenses                            6,273       14,621       31,931       20,753      23,357       28,794
                                          ---------    ---------    ---------    ---------   ---------    ---------
Operating Income ( Loss)                      1,110        8,533       (4,880)       3,106      10,857        7,553
Other Income (Expenses), net                    493       (1,846)         541          197        (952)         401
Income (loss) before minority  interest
   and income tax                             1,603        6,687       (4,339)       3,303       9,905        7,954
Net Income (loss)                         $   1,643    $   7,935    $  (4,287)   $   2,413   $   6,485    $   4,548
                                          =========    =========    =========    =========   =========    =========

Net Income (loss) per share :
   Basic                                  $    0.09    $    0.40    $   (0.21)   $    0.12   $    0.32    $    0.22
   Diluted                                $    --      $    --      $    --      $    --     $    --      $    --
Weighted Average Share Outstanding :
   Basic                                     18,800       19,779       20,250       20,250      20,250       20,250
   Diluted                                     --           --           --           --          --           --

  Consolidated Balance Sheet Data :
  Working Capital                         $  (7,351)   $      17    $   2,793    $   2,899   $   3,664    $   5,054
  Total Assets                               23,742       35,078       48,076       42,213      47,691       59,517
  Total Long - Term Debt                         55          227          403          254         178          140
  Stockholders' Equity                        3,927        9,764        8,751       11,065      15,600       19,828





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

Results of operations, comparing fiscal years ended December 31, 2001 and 2000
------------------------------------------------------------------------------

         Sales revenue for the year ended December 31, 2001, was approximately $116.3 million compared to approximately $108.9 million for 2000. This increase is directly attributable to the continual growth in the number of tourists entering Thailand and the Company's change in its product mix to target precisely various groups of travelers. According to the statistical compilation provided by the Bangkok International Airport (BIA), the number of passengers traveling through its premises from January to December, 2001, has increased to
31.0 million passengers or 6.65% increase from the same period last year. However, due to the adverse impact by the events of September 11, 2001, in United States, numbers of travelers traveling through BIA has dropped significantly during the month of September, 2001 but still with the increase of 1.88% from the same period last year.

         The cost of merchandise sold for the years ended December 31, 2001 and 2000, was approximately $56.7 million and $53.2 million, respectively. The principal factor causing this increase is directly related to the increase in sales volume. The concession fees paid to the Airports Authority of Thailand
(AAT), comparing the year ended December 31, 2001, to the same period in 2000, the ratio of concession fees paid to sales revenue increased from 19.75% in 2000 to 20.05% in 2001. This increase is due to the concession fee structure of KPT being based on a fixed amount with an additional annual increment. The volume of sales generated from KPT during the year 2001 has not kept up with such increment, thus causing the increase in the ratio of the concession fees paid to the AAT. Management anticipates that a further reduction in the ratio of these fees may result from the increase in sales volume generated from the product mix to target precisely various groups of travelers.

         Selling and administrative expenses were approximately $28.8 million for the year ended December 31, 2001, and approximately $23.4 million for the same period in 2000. In terms of percentage of sales, 2001 expenses were approximately 24.75% of sales and 2000 expenses were approximately 21.44% of sales. This increase was associated with the research and development cost incurred in developing new lines of merchandise, coupled with the continuing sales promotional campaign, and was in line with Management's expectations.
Furthermore, the Company has expanded employees with 630 more personnel to support the additional space the Company obtained from the AAT effective January 1, 2002, as mentioned above. The Management anticipates that the ratio will come down favorably once the new space is fully operational.

         Net income for the year ended December 31, 2001, was approximately $4.5 million, or $0.22 per share (basic), compared to the net income of approximately $6.5 million, or $0.32 per share (basic), for the year ended December 31, 2000.

         The ratio of inventory divided by sales revenue for the years ended December 31, 2001 and 2000, was approximately 18.21% and 16.60%, respectively. This increase resulted from the inventory expansion initiated to support the additional space the Company had obtained from the AAT effective January 1, 2002, as mentioned above.

Results of operations, comparing fiscal years ended December 31, 2000 and 1999
------------------------------------------------------------------------------

         Sales revenue for the year ended December 31, 2000, was approximately $108.9 million compared to approximately $89.5 million for 1999. This increase is directly attributable to the continued growth in the number of tourists entering into Thailand and the promotional sales discount to attract larger customer base. Commencing in the last half of 1997, the Thai Government began the "Amazing Thailand" marketing campaign to coincide with various events occurring in Thailand or other countries closely located near Thailand. This marketing campaign is international in scope and directly targeted to attract additional new and repeat visitors to Thailand. The Company expects that this promotional campaign will continue to directly impact the Company's operations in a positive manner during and subsequent to this time period. In addition to the "Amazing Thailand" campaign, during the first half of 2000, the Company launched promotional sales discount in order to capture new and larger base customer groups who are price sensitive. By implementing this strategy, Management believes that the sales volume will continue to grow and positively impact the Company's operating profit.

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

         The ratio of inventory divided by sales revenue for the years ended December 31, 2000 and 1999, was approximately 16.60% and 18.44%, respectively. This decrease is the result of an unscheduled increase in number of tourists who shop at the Company's stores causing faster turnover of merchandise.

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

Liquidity and Capital Resources
-------------------------------

         For the years ended December 31, 2001 and 2000, the Company had working capital of approximately $5.1 million and $3.7 million, respectively. The improvement in this figure was due to the Company's ability to significantly expand operations, thereby increasing current assets while controlling the current liabilities to be proportionate to current assets in relation to the prior year. The Company experienced a negative cash flow from operations of approximately $1.9 million at December 31, 2001, compared to a positive cash flow of $3.4 million during the same period of 2000. This decrease is mainly due to the significant increase in inventories in preparation for the space expansion and in loans to related companies and directors.


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

         In accordance with generally accepted accounting principles, the Company has reported unrealized gain on foreign exchange-net of $40,000 for the year ended December 31, 2001, with the following showing the calculation supporting the figure:


                                     CHART A

The  calculation  of  Unrealized  gain on foreign  exchange  of US$ = 85,158 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:

Account payable in foreign currency as of 12/31/01
------------------------- ----------------------- ------------------------ ---------------------
        Currency                  Amount                Exchange Rate             Total
                                                          12/31/01               Thai Baht
------------------------- ----------------------- ------------------------ ---------------------
    Austria Shilling                     (7,282)                 2.8644                (20,860)
   Australian Dollar                        (77)                22.6594                 (1,740)
     Belgium Franc                         (549)                 0.9775                   (537)
      Swiss Franc                      81,052.25                26.5317               2,150,454
   German Deutschmark                  85,275.80                20.1192               1,715,681
         Europe                       235,562.81                39.3736               9,274,956
      French Franc                     79,336.66                 6.0025                 476,218
 British Pound Sterling                16,855.41                64.5096               1,087,336
    Hong Kong Dollar                5,827,055.90                 5.7004              33,216,549
      Italian Lire                 45,953,303.00                 0.0206                 946,638
  Netherlands Guilder                 103,653.92                17.8604               1,851,301
    Singapore Dollar                   26,320.54                24.0449                 632,875
       US Dollar                    2,314,813.39                44.3597             102,684,428
------------------------- ----------------------- ---------------------- -----------------------
           Total                                                                    154,013,299
------------------------- ----------------------- ---------------------- -----------------------
BALANCE PER GENERAL LEDGER                                                          151,090,580
                                                                         -----------------------
Unrealized gain on accounts payable in foreign currency 12/31/01                     (2,922,719)
                                                                         -----------------------
Unrealized gain on accounts payable in foreign currency 01/01/01                      4,206,282
                                                                         -----------------------
Net unrealized gain on account payable in foreign currency 12/31/01                   1,283,563
                                                                         -----------------------






Loan from bank (Trust receipt) in foreign currency as of 12/31/01
------------------------- ----------------------- ---------------------- -----------------------
        Currency                  Amount                Exchange Rate             Total
                                                          12/31/01               Thai Baht
------------------------- ----------------------- ---------------------- -----------------------
      Swiss Franc                     219,305.10                26.5317               5,818,537
         Europe                       120,179.12                39.3736               4,731,885
 British Pound Sterling                15,081.40                64.5096                 972,895
    Hong Kong Dollar                1,277,545.30                 5.7004               7,282,519
    Singapore Dollar                   25,815.76                24.0449                 620,738
       US Dollar                      833,074.46                44.3597              36,954,933
------------------------- ----------------------- ---------------------- -----------------------
         Total                                                                       56,381,507
------------------------- ----------------------- ---------------------- -----------------------
BALANCE PER GENERAL LEDGER                                                           56,427,594
                                                                         -----------------------
Unrealized gain on Trust Receipt in foreign currency 12/31/01                            46,087
                                                                         -----------------------
Unrealized gain on Trust Receipt in foreign currency 01/01/01                         2,386,578
                                                                         -----------------------
Net unrealized gain in Trust Receipt in foreign currency 12/31/01                     2,432,665
                                                                         -----------------------


Unrealized gain on Account receivable as of 12/31/01

------------------------- ----------------------- ---------------------- -------------------
        Currency                  Amount                Exchange Rate       Total
                                 12/31/01
------------------------- ----------------------- ---------------------- -------------------
   Australian Dollar                    5,707.80                22.2046             126,740
      Swiss Franc                      28,313.64                26.2718             743,850
         Europe                         4,516.39                38.8499             175,462
   German Deutschmark                   1,688.50                63.8793             107,860
    Hong Kong Dollar                  168,885.60                 5.6550             955,048
    Singapore Dollar                    2,840.58                23.7660              67,509
       US Dollar                      206,971.32                44.1796           9,143,910

------------------------- ----------------------- ---------------------- -------------------
         Total                                                                   11,320,379
------------------------- ----------------------- ---------------------- -------------------
BALANCE PER GENERAL LEDGER                                                       11,239,037
                                                                         -------------------
Unrealized loss from account receivable 12/31/01                                    81,342
                                                                         -------------------
Unrealized loss from account receivable 01/01/01                                   (44,224)
                                                                         -------------------
Net unrealized gain on account receivable 12/31/01                                   37,118
                                                                         -------------------
Net unrealized gain on Trust Receipt in foreign currency 12/31/01                 2,432,665
                                                                         -------------------
Net unrealized loss on account payable in foreign currency 12/31/01               1,283,563
                                                                         -------------------
Net unrealized loss on exchange rate as at 12/31/01                               3,753,346
                                                                         -------------------





Unrealized gain on advanced as at 12/31/01
------------------------- ----------------------- ---------------------- -------------------
        Currency                Amount                Exchange Rate          Total
                                 BAHT                   12/31/01
------------------------- ----------------------- ---------------------- -------------------
     BAHT CURRENCY                 49,147,701.90                 44.227           1,111,260

------------------------- ----------------------- ---------------------- -------------------
BALANCE PER GENERAL LEDGER                                                       1,111,847
                                                                         -------------------
Net unrealized gain on advanced 12/31/01                                               587
                                                                         -------------------


                                        US$ = 85,158       (US$1 = 44.3812 Baht)


                                     CHART B

The  calculation  of  Unrealized  loss on foreign  exchange  of US$ = 42,608 was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Cash on hand in foreign currency as of 12/31/01
------------------------- ----------------------- ---------------------- -----------------------
        Currency                  Amount              Exchange Rate              Total
                                 12/31/01
------------------------- ----------------------- ---------------------- -----------------------
   Australian Dollar                   17,863.34                22.2046                 396,648
    Canadian Dollar                     1,060.00                27.5628                  29,217
      Swiss Franc                         850.00                26.2718                  22,331
  China Renminbi Yuan                 409,428.00                 5.3258               2,180,532
   German Deutschmark                   5,065.00                19.8669                 100,626
      French Franc                      3,150.00                 5.9242                  18,661
 British Pound Sterling               136,750.65               63.87930               8,735,536
    Hong Kong Dollar                  544,230.10                 5.6550               3,077,621
      Japanese Yen                 22,007,487.00                 0.3349               7,370,968
       Korean Won                   5,548,000.00                 0.0334                 185,303
  Netherlands Guilder                      10.00                17.6262                     176
    Singapore Dollar                   12,787.00                23.7660                 303,896
    Taiwanese Dollar                   83,700.00                 1.2585                 105,336
       US Dollar                      344,872.81                44.1796              15,236,343

------------------------- ----------------------- ---------------------- -----------------------
         Total                                                                       37,763,194
------------------------- ----------------------- ---------------------- -----------------------
BALANCE PER GENERAL LEDGER                                                           36,088,381
                                                                         -----------------------
Unrealized gain from cash on hand in foreign currency 12/31/01                       1,674,813
                                                                         -----------------------
Unrealized loss from cash on hand in foreign currency 01/01/01                      (3,565,790)
                                                                         -----------------------
Net unrealized gain from cash on hand in foreign currency 12/31/01                  (1,890,977)
                                                                         -----------------------



                                      US$ = (42,608)       (US$1 = 44.3812 Baht)





NET FOR UNREALIZED GAIN/LOSS EXCHANGE AS OF 12/31/01

                                                       Thai Baht     US Dollar
                                                       ----------    ----------
Net Unrealized exchange gain as of 12/31/01             3,753,346
Net Unrealized loss on exchange rate as at 12/31/01    (1,890,977)
                                                       ----------
       NET UNREALIZED EXCHANGE                          1,862,369        41,963
                                                       ----------
Net Unrealized exchange GAIN KPG (US) as of 12/31/01                        587
                                                                     ----------
       NET UNREALIZED EXCHANGE                                           42,550
                                                                     ==========

Monetary Assets and Liabilities Denominated in Thai Baht

         As of December 31, 2001, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

TYPE OF MONETARY ASSET                                          US DOLLARS

Cash and equivalents                                             3,081,398
Trade Accounts Receivable                                        1,875,804
Refundable value-added-tax                                         626,537
Advance to Related Companies                                    11,288,237
Deferred income tax assets                                       3,541,113
Restricted deposit                                              11,650,467
Other current assets                                             1,058,741
Other non-current assets                                           200,353


TYPE OF MONETARY LIABILITY                                      US DOLLARS

Bank overdraft & loan                                           20,287,863
Current portion of long-term debt                                   33,275
Accounts payable                                                 7,410,689
Advance from directors                                                   -
Concession fees                                                  2,737,366
Other current liabilities                                        3,294,854
Long-term loan - net                                               140,245



ITEM 7B  Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - NONE


ITEM 8   FINANCIAL STATEMENTS

Consolidated Financial Statements of the Company (Audited)

Report of Independent Auditors  -   Smith, Gray, Boyer & Daniell, PLLC (formerly
                                    Smith, Jackson, Boyer & Daniell, PLLC) dated
                                    March 26, 2002



Balance Sheets as of December 31, 2001 and 2000
Statements of Income for the Years ended December 31, 2001, 2000 and 1999 Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999 Statements of Changes in Shareholders' Equity for the Years ended December 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
KING POWER INTERNATIONAL GROUP CO., LTD.

We have audited the consolidated balance sheets of King Power International Group Co., Ltd. as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the years ended December 31, 2001, 2000, and 1999. Our audit also included the financial statement schedule listed in the Index at Item
14. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of King Power International Group Co., Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their consolidated operations, cash flows and changes in shareholders' equity for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                          /s/ SMITH, GRAY, BOYER & DANIELL, PLLC
                                          --------------------------------------
                                          SMITH, GRAY, BOYER & DANIELL, PLLC

March 26, 2002
Dallas, Texas

Audit Committee Report

The Audit Committee of the Board of Directors of King Power Group International Co., Ltd. (the Committee) is composed of three directors and operates under a written charter adopted by the Board of Directors. The members of the Committee are Dharmnoon Prachuabmoh (Chair), Chulchit Bunyaketu, and Preeyaporn Thavornun. The Committee recommends to the Board of Directors, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Based upon the Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.



/s/ Dharmnoon Prachuabmoh                                 /s/ Chulchit Bunyaketu
-----------------------------                             ----------------------
Dharmnoon Prachuabmoh (Chair)                             Chulchit Bunyaketu




/s/ Preeyaporn Thavornun
------------------------
Preeyaporn Thavornun



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000



                                                                        Note       2001          2000
                                                                               -----------   -----------
                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                            $ 3,955,240   $ 2,633,890
       Trade accounts receivable                                                  676,073       280,785
         Refundable value added tax                                      4        626,537       791,733
       Trade accounts and management fee receivable from related
       companies,  net                                                          1,455,691       845,589
         Merchandise inventories, net                                          21,185,208    18,081,890
         Restricted fixed deposits                                       3     11,650,467     7,747,981
         Deferred income tax assets                                      10     3,541,113     3,618,933
         Prepaid expenses                                                         416,176       232,188
         Other current assets                                                     315,409       436,212
                                                                              -----------   -----------
                      Total current assets                                     43,821,914    34,669,201

Property, plant and equipment, net                                       5      3,719,476     4,179,495
Loans and accrued interest from related companies and directors, net           11,764,840     8,332,522
Investments and other assets                                                      202,590       208,287
                                                                              -----------   -----------
        TOTAL ASSETS                                                          $59,508,820   $47,389,505
                                                                              ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        AS OF DECEMBER 31, 2001 AND 2000



                                                                    Note       2001            2000
                                                                          ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft and bank loans                                   6      21,562,684    $ 13,417,609
     Current portion of long-term loan                               8          33,275          31,355
     Trade accounts payable                                                 10,893,026      11,765,149
     Advance from director                                           11           --           446,186
     Accrued concession fees                                        7/11     2,737,366       1,173,990
     Accrued corporate income tax                                            1,391,145       2,359,840
     Other current liabilities                                               2,151,468       1,811,825
                                                                          ------------    ------------
                    Total current liabilities                               38,768,964      31,005,954
Long-term loan, net                                                  8         140,245         178,094
                                                                          ------------    ------------
                    Total liabilities                                       38,909,209      31,184,048
                                                                          ------------    ------------

Minority interest                                                              775,887         605,711

Shareholders' equity
     Common stock, $0.001 par value,                                 9
          100,000,000 shares authorized,
          20,250,000 shares issued and outstanding                              20,250          20,250
     Additional paid in capital                                             20,848,145      20,848,145
     Retained earnings (deficit)                                             1,446,618      (3,018,454)
     Legal reserve                                                              82,233
                                                                                          ------------
     Translation adjustments                                                (2,573,522)     (2,250,195)
                                                                          ------------    ------------
                    Total shareholders' equity                              19,823,224      15,599,746
                                                                          ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 59,508,820    $ 47,389,505
                                                                          ============    ============

        The accompanying notes are an integral part of these consolidated financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,



                                                Note         2001             2000             1999
                                                       -------------    -------------    -------------
Sales revenue                                          $ 116,329,249    $ 108,914,156    $  89,482,559

Cost of sales
     Cost of merchandise sold                             56,659,185       53,188,627       43,280,910
     Concession fees                             7        23,322,685       21,511,202       22,342,213
                                                       -------------    -------------    -------------
               Total cost of sales                        79,981,870       74,699,829       65,623,123
                                                       -------------    -------------    -------------

Gross profit                                              36,347,379       34,214,327       23,859,436

Operating expenses
     Selling and administrative expenses                  28,794,351       23,356,573       21,836,679
     Provision for doubtful accounts                            --               --         (1,083,190)
                                                       -------------    -------------    -------------
               Total operating expenses                   28,794,351       23,356,573       20,753,489
                                                       -------------    -------------    -------------

     Income from operations                                7,553,028       10,857,754        3,105,947

Other income (expense)
     Interest income                                         811,745          332,631          917,421
     Interest expense                                     (1,344,988)      (1,074,709)      (1,127,426)
     Gain (loss) on foreign exchange, net                    159,134         (420,523)         227,904
     Gain (loss) on investment in other companies                381           (4,123)        (112,608)
     Other income                                            774,365          214,452          291,337
                                                       -------------    -------------    -------------
               Total other income (expense)                  400,637         (952,272)         196,628
                                                       -------------    -------------    -------------

Net income before income tax                               7,953,665        9,905,482        3,302,575

Income tax expense                               10       (3,127,659)      (3,121,690)        (848,249)
                                                       -------------    -------------    -------------
Net income before minority interest                        4,826,006        6,783,792        2,454,326

Minority interest                                           (278,701)        (298,330)         (41,347)
                                                       -------------    -------------    -------------
Net income attributed to common shares                 $   4,547,305    $   6,485,462    $   2,412,979
                                                       =============    =============    =============

Weighted average number of common shares outstanding
                                                          20,250,000       20,250,000       20,250,000

Basic earnings per share                               $        0.22    $        0.32    $        0.12

        The accompanying notes are an integral part of these consolidated financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,



                                                   2001           2000           1999
                                               -----------    -----------    -----------
Net income attributed to common shares         $ 4,547,305    $ 6,485,462    $ 2,412,979
Other comprehensive income, net of tax:
     Foreign currency translation adjustment      (323,327)    (1,950,362)       (99,652)
                                               -----------    -----------    -----------

Comprehensive income                           $ 4,223,978    $ 4,535,100    $ 2,313,327
                                               ===========    ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                   2001           2000           1999
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $ 4,547,305    $ 6,485,462    $ 2,412,979
Adjustments to reconcile net income, to net cash provided by
    (used in) operating activities:
          Depreciation expense                                   1,425,992      1,466,472      1,452,924
          Unrealized loss (gain) on foreign exchange               (42,550)       206,629       (184,303)
          Deferred income tax assets                                77,820        735,199        110,474
          Provision for doubtful accounts                             --             --       (1,083,190)
          Decrease (increase) in operating assets:
             Trade accounts receivable                            (394,452)       (69,285)       121,626
             Refundable valued added tax                           165,196        388,703      1,058,426
             Receivables and loans to related companies and
           directors                                            (4,042,419)    (4,166,005)     8,023,566
             Merchandise inventories                            (3,103,318)    (1,583,136)    (1,588,590)
             Prepaid expenses and other current assets             (63,186)     2,606,772     (2,389,570)

             Other long-term assets                                  5,698         (3,427)       200,180
          Increase (decrease) in operating liabilities:
             Trade accounts payable                               (843,199)     1,782,888     (1,513,000)
             Advances from director                               (446,186)       446,186           --
             Accrued concession fees                             1,563,376     (7,293,038)    (2,330,807)
             Other current liabilities                            (628,466)     2,212,991     (2,879,642)
         Minority interest                                         170,176        227,254         34,984
         Translation adjustments                                  (323,327)    (1,950,362)       (99,652)
                                                               -----------    -----------    -----------
                Net cash provided by (used in) operating
                    activities                                 $(1,931,540)   $ 1,493,303    $ 1,346,405

       The accompanying notes are an integral part of these consolidated financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                      2001           2000           1999
                                                                  -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVES:
     Purchases of fixed assets                                    $  (965,973)   $  (388,019)   $  (537,263)
    (Increase) decrease in restricted fixed deposits               (3,902,486)    (3,902,352)     1,408,856
                                                                  -----------    -----------    -----------
       Net cash provided by (used in) investing activities         (4,868,459)    (4,290,371)       871,593

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank overdrafts                    (727,856)       841,319        (32,191)
     Proceeds from (repayment of) bank loans                        8,927,743      2,384,194        (15,403)
     Repayment of long-term loan                                      (35,930)       (72,640)    (1,352,868)
                                                                  -----------    -----------    -----------
       Net cash provided by (used in) financing activities          8,163,957      3,152,873     (1,400,462)

Effect of exchange rate changes on cash and cash equivalents
                                                                      (42,608)        85,575          3,235
                                                                  -----------    -----------    -----------
Net increase in cash and cash equivalents                           1,321,350        441,380        820,771

Cash and cash equivalents, beginning of period                      2,633,890      2,192,510      1,371,739
                                                                  -----------    -----------    -----------

Cash and cash equivalents, end of period                          $ 3,955,240    $ 2,633,890    $ 2,192,510
                                                                  ===========    ===========    ===========

Supplemental cash flow information Cash paid during the period:
          Interest                                                $ 1,300,636    $ 1,057,338    $ 1,188,170
          Income taxes                                            $ 3,949,025    $ 1,142,649    $ 3,213,815

       The accompanying notes are an integral part of these consolidated financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (in US$)


                                                                          Additional
                                                   Common Stock            Capital    Comprehensive     Retained
                                               Shares         Amount       Paid in       Income         Earnings
                                             -----------   -----------   -----------   -----------   -----------
Balances at January 1, 1999                   20,250,000        20,250    20,848,145                 (11,916,895)
Net Income                                                                               2,412,979     2,412,979
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                 (99,652)
                                                                                       -----------
Comprehensive Income                                                                     2,313,327
                                             -----------   -----------   -----------   ===========   -----------
Balances at December 31, 1999                 20,250,000        20,250    20,848,145                  (9,503,916)
                                             ===========   ===========   ===========                 ===========

Balances at January 1, 2000                   20,250,000        20,250    20,848,145                  (9,503,916)
Net Income                                                                               6,485,462     6,485,462
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                              (1,950,362)
                                                                                       -----------
Comprehensive Income                                                                     4,535,100
                                             -----------   -----------   -----------   ===========   -----------
Balances at December 31, 2000                 20,250,000        20,250    20,848,145                  (3,018,454)
                                             ===========   ===========   ===========                 ===========

Balances at January 1, 2001                   20,250,000        20,250    20,848,145                  (3,018,454)
Net Income                                                                               4,547,305     4,547,305
Legal Reserve                                                                                            (82,233)
Other comprehensive income, net of tax
   Foreign currency translation adj                                                       (323,327)
                                                                                       -----------
Comprehensive Income                                                                     4,223,978
                                             -----------   -----------   -----------   ===========   -----------
Balances at December 31, 2001                 20,250,000        20,250    20,848,145                   1,446,618
                                             ===========   ===========   ===========                 ===========






            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (in US$)



                                                           Accumulated
                                                              Other
                                                Legal     Comprehensive
                                               Reserve        Income        Total
                                             -----------   -----------   -----------
Balances at January 1, 1999                                   (200,181)    8,751,319
Net Income                                                                 2,412,979
Other comprehensive income, net of tax
   Foreign currency translation adjustment                     (99,652)      (99,652)

Comprehensive Income
                                                           -----------   -----------
Balances at December 31, 1999                                 (299,833)   11,064,646
                                                           ===========   ===========

Balances at January 1, 2000                                   (299,833)   11,064,646
Net Income                                                                 6,485,462
Other comprehensive income, net of tax
   Foreign currency translation adjustment                  (1,950,362)   (1,950,362)
                                                           -----------   -----------
Comprehensive Income
                                                           -----------   -----------
Balances at December 31, 2000                               (2,250,195)   15,599,746
                                                           ===========   ===========

Balances at January 1, 2001                                 (2,250,195)   15,599,746
Net Income                                                                 4,547,305
Legal Reserve                                     82,233                        --
Other comprehensive income, net of tax
   Foreign currency translation adj                           (323,327)     (323,327)

Comprehensive Income
                                             -----------   -----------   -----------
Balances at December 31, 2001                     82,233    (2,573,522)   19,823,724
                                             ===========   ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1. BASIS OF PRESENTATION

         King Power International Group Co., Ltd. (formerly Immune America, Inc.) (herein the "Company") was incorporated under the laws of the State of Nevada on July 30, 1985.
         On June 12, 1997, the Company exchanged 18,800,000 shares of its common stock for 99.94% of the issued and outstanding common shares of King Power Tax Free Company Limited [(formerly J.M.T. Group Company Limited)-KPT thereafter] and 94.95% of the issued and outstanding common shares of King Power Duty Free Company Limited [(formerly J.M.T. Duty Free Company Limited)-KPD thereafter].
         This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction was accounted for as a "reverse acquisition" for financial reporting purposes and KPT and KPD were deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilized the capital structure of Immune America, Inc., and the assets and liabilities of KPT and KPD were recorded at historical cost.
         Concurrent with the reverse acquisition, the Company changed its corporate name from Immune America, Inc. to King Power International Group Co., Ltd.
         KPD is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs, in stores located in the international terminals of the various airports located in Thailand. KPD holds from the Airports Authority of Thailand, a license to operate duty free stores for all stores of this specific nature. For the duty free store operation, KPD is exempt from input value added tax on purchases of import merchandise and from output value added tax on sales of merchandise.
         KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products to the general public in the international and domestic terminals of the various airports located throughout Thailand. KPT holds the operating license granted by the Airports Authority of Thailand for all shops of this specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise for shops within the departure halls.
         On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited (KPG Thai), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997, and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per share. On the same date, KPT acquired 5,093 shares of common stock in KPG Thai, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in KPG Thai.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements, which include the accounts of the Company and its subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies under 20% of interest are accounted for using the cost method. At December 31, 2001 and 2000, these investments have been written down due to an assumed permanent impairment of their value. The consolidated financial statements are presented in U.S. dollars.
         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
         Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis.
         Provision for Doubtful Accounts - Estimated collection losses of the Company are provided for based on the Company's collection experience together with a review of the financial position of each debtor. Where the Company determines reserves are necessary, it will provide a provision for the total receivable and accrued interest outstanding.
         Marketable Securities - Securities held for trading are marked to market at year-end with the resulting gain or loss being included in current income.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transactions are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
         The exchange rates at December 31, 2001 and 2000, were $1= Baht 44.227 and Baht 43.262, respectively. The average exchange rates during the years 2001, 2000 and 1999 were $1= Baht 44.3812, Baht 40.2391 and Baht 37.8226, respectively.
         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings                                            20 Years
         Leasehold improvements                               Term of lease
         Selling office equipment and fixtures                5 Years
         Vehicles                                             5 Years

Maintenance, repairs and minor renewals are charged directly to expense as incurred.
         Store Pre-Opening Costs - Store pre-opening costs are expensed as incurred.
         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
         Revenue Recognition - The Company recognizes revenue from sales of merchandise at the point of sale.
         Concession Fees - According to the concession agreement with the Airports Authority of Thailand, KPT is required to pay concession fees, rental and services fees, and other related expenses at the fixed charges per month defined in the concession agreement. According to the concession agreement with the Airports Authority of Thailand, KPD is required to pay concession fees at a fixed percentage of sales, greater than or equal to the fixed charges as defined in the concession agreement, and pay rental and service fee and other related expenses.
         Concentrations of Credit Risk - The Company's retail businesses are cash flow businesses. Most sales take place with cash receipts or credit card payments. The Company maintains its cash accounts with various financial institutions. In Thailand, such accounts are insured for the full amount of their value by the Thai government. U.S. bank deposits are within Federal insurance limits. In addition, see Note 11 with respect to loans and advances to directors and affiliated companies.
         Fair Value of Financial Instruments - The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable, and accrued payables are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value because the interest rates on these instruments are subject to fluctuate with market interest rates.
         Income Taxes - The Company accounts for income taxes using the liability method, which requires an entity to recognize the deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.
         The Company does not provide for United States income taxes on unlimited earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potentially dilutive securities outstanding.
         Reclassification - Certain amounts in the 2000 financial statements and related footnotes have been reclassified to conform with 2001 presentation.


3.       RESTRICTED FIXED DEPOSITS

                                               2001                 2000
                                         ----------------     ----------------

         Restricted fixed deposits       $    11,650,467      $     7,747,981
         Interest rates                       1.00%-4.00%         1.00 % - 5.00%

         As of December 31, 2001 and 2000, the restricted fixed deposits with maturities from three to twelve months were pledged as collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

4.       REFUNDABLE VALUE ADDED TAX

         For Thailand-based subsidiaries, refundable value added tax (VAT) represents, on a cumulative basis, the excess of input tax (charged by suppliers on purchases of merchandise and services) over the output tax (charged to customers on sales of merchandise and services). Value added tax is levied on the value added at each stage of production and distribution, including servicing, generally at the rate of 10% effective August 16, 1997. The Minister of Finance, however, declared a new value added tax at the rate 7% commencing April 1, 1999, in order to stimulate the domestic economy.

5.       PROPERTY, PLANT AND EQUIPMENT, NET

                                              2001           2000
                                          -----------    -----------

         Land                             $   594,207    $   607,461
         Building                             116,844        119,450
         Leasehold improvements             4,627,983      4,433,748
         Office equipment and fixtures      2,663,704      2,287,457
         Vehicles                             788,678        801,891
         Work in progress                     338,498        101,970
                                          -----------    -----------
                Total cost                  9,129,914      8,351,977

         Less: accumulated depreciation    (5,410,438)    (4,172,482)
                                          -----------    -----------
                Net book value            $ 3,719,476    $ 4,179,495
                                          ===========    ===========

6.       BANK OVERDRAFT AND LOANS FROM BANKS


                                              2001          2000
                                          -----------   -----------

         Bank overdraft                   $   597,861   $ 1,325,717
         Trust receipts                    13,955,530    10,704,994
         Short-term loan                    7,009,293     1,386,898
                                          -----------   -----------
                                          $21,562,684   $13,417,609
                                          ===========   ===========


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         As of December 31, 2001 and 2000, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 80.74 million ($ 1,825,582) and Baht 65.74 million ($ 1,519,578), respectively, bearing interest at the Minimum
Overdraft Rate ("MOR") plus 1.00% - 1.50% per annum. For 2001 and 2000, the average rate of MOR was 3.00% - 8.25% and 3.50% - 9.50% per annum, respectively.
Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)
         As of December 31, 2001 and 2000, trust receipts incurred by KPD and KPT bear interest at the rates varying from 4.56% - 9.00% and 4.00% - 12.75% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD, together with a related company.
         As of December 31, 2001 and 2000, the Company has a short-term loan with various commercial banks in Thailand, bearing interest at rates of 2.875% -
8.75% and 3.50% - 8.00% per annum, respectively, and are collateralized by fixed deposits and guaranteed by a director.

Trust receipts at December 31, 2001
Foreign currency borrowing by subsidiaries in Thailand       Currencies      Amount      Interest rate (%)
   -Under forward contract and  T/R
                                                BAHT        233,728,932   $ 5,284,757      4.56 - 9.00
                                                USD             833,074       835,574      4.56 - 9.00
                                                CHF             219,305       131,561      6.00 - 9.00
                                                BAHT        327,100,775     7,395,952      5.50 - 9.00
                                                GBP              15,081        21,998      7.25 - 9.00
                                                HKD           1,277,545       164,662      5.625 - 9.00
                                                SGD              25,816        14,035      5.67 - 9.00
                                                EUR             120,179       106,991      6.50 - 9.00
                                                                          -----------
                                                                          $13,955,530
                                                                          ===========

   -Without forward contract


Trust receipts at December 31, 2000
Foreign currency borrowing by subsidiaries in Thailand       Currencies      Amount      Interest rate (%)
   -Without forward contract                    BAHT        315,688,033   $ 7,297,120      8.75-9.75
   -Under forward contract and T/R              CHF             266,670       164,047      7.21-10.00
                                                GBP              25,055        37,619      10.00
                                                NLG             344,818       146,542      9.75
                                                FRF           1,541,487       220,170      8.00-10.00
                                                HKD           4,222,213       544,919      9.00-12.75
                                                ITL          73,456,000        35,657      8.55-8.62
                                                JPY           1,223,000        10,744      4.00-9.50
                                                SGD              31,461        18,318      9.50
                                                EUR             301,201       282,154      8.44-10.16
                                                                          -----------
                                                                          $10,704,994
                                                                          ===========

         As of December 31, 2001 and 2000, land and building are pledged as collateral for credit lines, trust receipts, and a long-term loan from a bank. (Notes 6 and 8)

7.       CONCESSION FEES

         Accrued concession fees to the Airport Authority of Thailand were $2,737,366 and $1,173,990 as of December 31, 2001 and 2000, respectively.
Concession fee expense for 2001, 2000 and 1999 was $23,322,685, $21,511,202, and
$22,342,213, respectively.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         In order to obtain the necessary rights to operate at the international and  domestic  airports  in  Thailand,  the Company  has  entered  into  various agreements with the Airports Authority of Thailand and the Customs Department of
Thailand, which included the right to rent office space.
         Both  KPD and KPT are  required  to pay  concession  fees,  rental  and service fees,  property tax, and other expenses,  and to pledge cash or obtain a
local   commercial   bank  letter  of  guarantee,   as   collateral   under  the
aforementioned  agreements  with the Airports  Authority  of  Thailand,  and pay concession fees under the aforementioned  agreements with the Customs Department of Thailand.
         A summary of the  concession  and rental fees  payable and the value of collateral for the remaining period of the agreement (as amended) are as follows
(see Notes 11 and 12):

                     KPT (in 000's)                                           KPD (in 000's)
----------------------------------------------------------     --------------------------------------------------
            Airport        Rental, Service &                       Airport        Rental, Service &
Year    Concession Fees     Other Expenses      Collateral     Concession Fees     Other Expenses      Collateral
----------------------------------------------------------     --------------------------------------------------
2002       $ 9,263          $   483              $ 4,637         $20,237           $ 1,116              $11,108
2003         2,270              103                4,191          20,914             1,116               11,471
2004          --               --                   --            21,706             1,116               11,894
2005          --               --                   --            22,950              --                 12,278
2006          --               --                   --            23,967              --                 12,822

         For the years ended December 31, 2001,and 2000, both KPD and KPT were charged penalty fees amounting to $ 0 and $ 496,531, respectively, relating to late payment of concession fees to the Customs Department and the Airports Authority of Thailand.
         On March 20, 2001, the Airports Authority of Thailand awarded the Company a contract, beginning January 1, 2002, to operate the duty free retail space of other operator.

8.       LONG-TERM LOANS, NET

Long-term liabilities as of December 31, 2001 and 2000 consist of the following:

                                                           2001         2000
                                                         ---------    --------

         Long-term loans                                 $ 168,861    $ 199,447
         Installment purchase payable                        4,659       10,002
                                                         ---------    ---------
                                                           173,520      209,449

         Less: current portion of long-term debt           (33,275)
                                                                        (31,355)
                                                         ---------    ---------
             Total                                       $ 140,245    $ 178,094
                                                         =========    =========

As of December 31, 2001 and 2000, long-term loans consist of loans from banks carrying interest rates of 7.75% and 8.50%, per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Note 5)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Loans are due as follows:
                                                              2001       2000
                                                             --------   --------
               Installment purchase obligation
                2001                                         $  4,659   $  5,715
                2002                                             --        4,287
                                                             --------   --------
                Total                                        $  4,659   $ 10,002
                                                             ========   ========

               Long-term loan installment payments
                2001                                         $   --     $ 25,640
                2002                                           28,616     27,906
                2003                                           30,915     30,373
                2004                                           33,395     33,054
                Thereafter                                     75,935     82,474
                                                             --------   --------
                   Total                                     $168,861   $199,447
                                                             ========   ========

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

                                                                 Additional
                                              Common Stock        paid-in      Retained      Treasury
                                         Shares       Amount      capital      earnings        stock         Total
                                       ----------   ----------   ----------   ----------    ----------    ----------
         Beginning Balance at
         12/31/96                         275,316   $      275   $  151,186   $ (143,833)   $   (6,000)   $    1,628
         Form S-8 issuance at
         5/8/97                           924,684          925       69,717         --            --          70,642
         Reissuing of treasury stock         --           --           --           --           6,000         6,000
         Net loss at 6/12/97                 --           --           --        (78,270)         --         (78,270)
                                       ----------   ----------   ----------   ----------    ----------    ----------
         Total shareholders' equity
              At June 12, 1997          1,200,000   $    1,200   $  220,903   $ (222,103)   $     --      $     --
                                       ==========   ==========   ==========   ==========    ==========    ==========

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

(e)      Dividend Declaration and Legal Reserve
         At its ordinary shareholders' meeting held on August 1, 2001, KPD passed a resolution to pay a dividend at the rate of Baht 40 per share for a total of Baht 80,000,000 ($1.8 million), based on the results of its operations for 1999. Further, in accordance with Thai law, a legal reserve was created, equal to 5% of the total net profit for the year that the dividend is based on. The 5% net profit reserve is required by Thai law each time dividend is declared; until such reserve reaches 10% of the Company's authorized share capital.


10.      INCOME TAX

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

The provision for income taxes consists of the following:

                                          2001           2000           1999
                                      -----------    -----------    -----------
Current income tax (payable)
       United States                  $    (6,552)   $      --      $      --
       Foreign                         (2,871,446)    (2,386,491)      (737,775)
                                      -----------    -----------    -----------
                                       (2,877,998)    (2,386,491)      (737,775)
Deferred income tax
       United States                     (171,841)          --             --
       Foreign                            (77,820)      (735,199)      (110,474)
                                      -----------    -----------    -----------
                                         (249,661)      (735,199)      (110,474)
                                      -----------    -----------    -----------

Net income tax expense                $(3,127,659)   $(3,121,690)   $  (848,249)
                                      ===========    ===========    ===========

         Pre-tax  income for foreign  companies for the year ended  December 31,
2001,   was  $  8,613,440.   Current  taxes  payable  are  included  in  current
liabilities.

The components of deferred income tax assets and liabilities were:
                                                       2001           2000           1999
                                                   -----------    -----------    -----------
Provision for doubtful accounts and investment
   obsolescence
                                                   $ 3,795,411    $ 3,873,561    $ 4,423,804
Net operating loss carried forward                      21,081        274,659        369,019
                                                   -----------    -----------    -----------
                                                     3,816,492      4,148,220      4,792,823
Less: valuation allowance                             (275,379)      (529,287)      (438,691)
                                                   -----------    -----------    -----------

Deferred income tax assets                         $ 3,541,113    $ 3,618,933    $ 4,354,132
                                                   ===========    ===========    ===========

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.


                                          2001         2000         1999
                                      ---------------------------------------
  Standard income tax rate               35.00%        35.00%       35.00 %
  Foreign tax rate difference            (4.25%)       (5.23%)       (4.00%)
  Less: valuation allowance                 --          0.92%       (11.00%)
  Non deductible expenses                (2.37%)        0.70%         6.00%
  Prior year tax                          4.53%          --            --
                                      ---------------------------------------
  Effective income tax rate              32.91%        31.39%        26.00%
                                      =======================================

         As of December 31, 2001 and 2000, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purposes of $21,082 and $274,659, respectively that expire in years 2001 through 2004. A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


11.      RELATED PARTY AND DIRECTOR TRANSACTIONS

         The Company and its subsidiaries have business transactions with and have advanced funds to various entities affiliated by common ownership and control and to its officers, directors and shareholders. Where management has considered it necessary, reserves have been provided for losses on collection of these balances. In certain instances, advances to affiliated companies have been, in turn, advanced to other related parties, including directors and shareholders of the company. Of the $12,105,524 shown in the following schedule as receivable from King Power International Co., Ltd. (KPI), as of December 31,
2001, reserves have been provided for $1,293,470. Of the $3,455,458 shown on the following schedule as receivable from King Power On Board Sales and Services
Co., Ltd. (KPO), reserves have been provided for $1,090,540. KPO's operating license expires in April, 2002, and its application for renewal is pending. If not renewed, its management intends to cease operations. The payment of the net, unreserved receivables from KPI and KPO are personally guaranteed by two officer/director/shareholders of the Company who have collateralized their guarantee by the pledge of 9,373,000 shares of the Company's stock.

         Balances at December 31, 2001 and 2000, with related companies and directors are as follows (in $000s)

                                                   ---------------------------------------------------------------------------------
                                                          Loans to and receivables from
                                                         related Companies and Directors
As of December 31, 2001                                          Interest      Management
                                                    Accounts      & other         Fee                     Accounts
                                                   Receivable      Loans       receivables    Receivables     Total        Payable
                                                   ---------------------------------------------------------------------------------
King Power International Co., Ltd.                      1,196        10,233           599            75        12,103          --
Forty Seven Co., Ltd.                                    --           2,356           553          --           2,909          --
Downtown D.F.S. (Thailand) Co., Ltd.                      382         2,171           278         2,086         4,917          --
Top China Group Co., Ltd.                                --             226             9          --             235          --
Lengle (Thailand) Co., Ltd.                              --             814            74          --             888          --
Lengle TAT Phnom Penh Duty Free Co., Ltd.                  50          --            --            --              50          --
King Power On Board Sales and Services Co., Ltd.          136         3,147           168          --           3,451          --
Thai Nishigawa International Co., Ltd.                   --            --            --            --            --              43
Niji (Thailand) Co., Ltd.                                --            --            --            --            --              94
                                                   ---------------------------------------------------------------------------------
                                                        1,764        18,947         1,681         2,161        24,553           137
Less: provision for doubtful accounts:
         Related companies                               (382)       (7,659)       (1,205)       (2,086)      (11,332)         --
                                                   ---------------------------------------------------------------------------------
Total                                                   1,382        11,288           476            75        13,221           137
                                                   ================================================================================

Director - to/(from)                                     --            --            --            --            --            --
                                                   ================================================================================

                                                                              36



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                   --------------------------------------------------------------------------------
                                                                Loans to and receivables from
                                                                related Companies and Directors
As of December 31, 2000                                                         Interest     Management
                                                     Accounts                   & other         Fee                      Accounts
                                                    Receivable     Loans      receivables   Receivables      Total        Payable
                                                   --------------------------------------------------------------------------------
King Power International Co., Ltd.                       1,432        6,553           240          --           8,225          --
Forty Seven Co., Ltd.                                     --          2,408           517          --           2,925          --
Downtown D.F.S. (Thailand) Co., Ltd.                       391        2,220           240         2,133         4,984          --
Top China Group Co., Ltd.                                 --            231             5          --             236          --
Lengle (Thailand) Co., Ltd.                               --            833            59          --             892          --
Lengle TAT Phnom Penh Duty Free                             81         --            --            --              81          --
King Power On Board Sales and Services Co., Ltd.            17        3,373            27          --           3,417          --
Thai Nishigawa International Co., Ltd.                    --           --            --            --            --              56
Niji (Thailand) Co., Ltd.                                 --           --            --            --            --             104

                                                   --------------------------------------------------------------------------------
                                                         1,921       15,618         1,088         2,133        20,760           160
Less: Allowance for doubtful accounts:
         Related companies                              (1,075)      (7,883)         (491)       (2,133)      (11,582)         --
         Directors                                        --           --            --            --            --            --
                                                   --------------------------------------------------------------------------------
                                                        (1,075)      (7,883)         (491)       (2,133)      (11,582)         --
                                                   --------------------------------------------------------------------------------
Total                                                      846        7,735           597          --           9,178           160
                                                   ================================================================================
Director - to/(from)                                      --           (446)         --            --            (446)         --
                                                   ================================================================================


         Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As of December 31, 2001 and 2000, KPD has accrued concession fees amounting to $2,737,366 and $1,173,990, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Effective July 1, 2001, KPD and KPT increased the interest rate charged for new loans to related companies from a range of 2%-2.50% to 5.94%-8.65%, reflecting the increase in borrowing costs to KPD and KPT. The new rates apply to total loans outstanding of each related company that borrowed additional funds from KPD or KPT during 2001. For related companies that did not require additional loans from KPD and KPT, the interest rate charged to them did not change.

         During 2001, 2000 and 1999, the Company had operating transactions with related parties and directors as follows (in $000s):

                                    2001        2000     1999
                                   ---------------------------
         Related Companies
           Sales                   $   926   $ 1,342   $ 3,219
           Interest income             610       212       602
           Management fee income       500      --        --
           Purchases                 2,067     1,590     2,658
           Concession fees          14,624    12,629    22,414
         Directors
         Interest income           $  --     $  --     $    16

         On June 29, 1999, KPT and KPD entered into an agreement to engage Downtown D.F.S. (Thailand) Co., Ltd., a related company, to provide statistical analysis and marketing procedures over a period of 18 months, commencing July 1, 1999. In accordance with the agreement, KPT and KPD agreed to pay in advance for these services, in the amount of $1,799,041 (excluding VAT). Accordingly, the advance payments were treated as prepaid expenses in the accompanying financial statements and amortized on a monthly basis over the term of the agreement.

12.      COMMITMENTS AND CONTINGENT LIABILITIES (see Note 7)

         Lease commitments
         As of December 31, 2001, KPD and KPT had leasing commitments for office space under non-cancelable operating lease agreements in excess of one year. The obligations of the subsidiary companies under these lease agreements are set forth as follows:
                                          KPT          KPD
                                       ----------   ----------

                   2002                $   48,839   $  393,747
                   2003                    48,839      341,041
                   2004                    12,210         --
                 Thereafter            $     --     $     --



Letters of guarantee
         As of December 31, 2001 and 2000, KPT and KPD were contingently liable for bank guarantees totaling $16.95 million and $10.13 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond. Unused letters of credit
         As of December 31, 2001 and 2000, KPD and KPT have unused letters of credit totaling $7.99 million and $8.17 million, respectively.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


13.      SUBSEQUENT EVENT

         On October 24, 2001, the Company announced its intent to file a proxy statement for the purpose of obtaining shareholders approval of an offer to acquire all of the outstanding minority interest shares and merge the Company into a newly formed Nevada corporation to be owned by the Majority shareholders.
A preliminary proxy statement was filed on November 1, 2001. The date of the shareholders' meeting has not been set, nor has the final proxy statement been filed.


14.      SEGMENT FINANCIAL INFORMATION

         The following segment information of the Company for 2001, 2000 and 1999 are disclosed in accordance with Statement of Financial Accounting Standard
No.131 ("SFAS 131"). Each legal entity is classified as a reportable segment under SFAS 131 because each entity is reported separately by management (in
$000s).


Year Ended December 31, 2001            Duty Free       Tax Free
                                          Retail         Retail        All Others    Consolidated
                                       ------------   ------------    ------------   ------------
Segment Information
  Revenue from external customers            90,094         26,235            --          116,329
  Cost of merchandise sold                   45,833         10,826            --           56,659
  Concession fees                            14,625          8,698            --           23,323
  Gross profit                               29,617          6,730            --           36,347
  Interest Income                               626            153              33            812
  Interest expense                            1,250             69              26          1,345
  Segment net income (loss)                   4,802            838            (814)         4,826
  Segment total assets                       49,069         10,187             253         59,509
  Expenditures for segment assets               871             95            --              966
  Depreciation expense                        1,127            299            --            1,426
  Unrealized gain (loss) on exchange             51             (9)           --               42
  Provision for doubtful accounts              --             --              --             --
  Deferred income tax assets                  2,365          1,155              21          3,541

                                                                                      Long-lived
                                                                         Revenue        Assets
                                                                      ------------   ------------
Geographic Information
  Bangkok                                                                  111,767          3,760
  Northern Thailand region                                                     525            127
  Southern Thailand region                                                   4,037             67
                                                                      ------------   ------------
       Total                                                               116,329          3,954
                                                                      ============   ============



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


Year Ended December 31, 2000            Duty Free       Tax Free
                                          Retail         Retail        All Others    Consolidated
                                       ------------   ------------    ------------   ------------
Segment Information
  Revenue from external customers            81,058         27,856            --          108,914
  Cost of merchandise sold                   41,501         11,688            --           53,189
  Concession fees                            12,629          8,882            --           21,511
  Gross profit                               26,908          7,306            --           34,214
  Interest Income                               262             38              33            333
  Interest expense                            1,039             36            --            1,075
  Segment net income (loss)                   6,809            236            (261)         6,784
  Segment total assets                       37,146         10,320             226         47,692
  Expenditures for segment assets               374             14            --              388
  Depreciation expense                        1,106            360            --            1,466
  Unrealized gain (loss) on exchange           (272)            26              39           (207)
  Provision for doubtful accounts               --             --              --            --
  Deferred income tax assets                  2,418          1,180              21          3,619

                                                                                      Long-lived
                                                                         Revenue        Assets
                                                                      ------------   ------------
Geographic Information
  Bangkok                                                                  104,951          4,253
  Northern Thailand region                                                     531             44
  Southern Thailand region                                                   3,432             91
                                                                      ------------   ------------
       Total                                                               108,914          4,388
                                                                      ============   ============

Year Ended December 31, 1999            Duty Free       Tax Free
                                          Retail         Retail        All Others    Consolidated
                                       ------------   ------------    ------------   ------------

Segment Information
  Revenue from external customers            63,283         26,199            --           89,482
  Cost of merchandise sold                   31,870         11,411            --           43,281
  Concession fees                            10,979         11,363            --           22,342
  Gross profit                               20,434          3,426            --           23,860
  Interest Income                               725            110              82            917
  Interest expense                            1,111             16               1          1,128
  Segment net income (loss)                     842            388           1,224          2,454
  Segment total assets                       30,007         11,975             231         42,213
  Expenditures for segment assets               361            313               5            679
  Depreciation expense                        1,067            340              46          1,453
  Unrealized gain (loss) on exchange            201            (18)              2            185
  Provision for doubtful accounts               985           (561)         (1,507)        (1,083)
  Deferred income tax assets                  2,788          1,542              24          4,354

                                                                                      Long-lived
                                                                         Revenue        Assets
                                                                      ------------   ------------
Geographic Information
  Bangkok                                                                   86,304          5,344
  Northern Thailand region                                                     493             58
  Southern Thailand region                                                   2,685             70
                                                                      ------------   ------------
       Total                                                                89,482          5,472
                                                                      ============   ============

ITEM 9   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  CCOUNTING   AND
         FINANCIAL DISCLOSURE.


None


PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Name                               Age         Position

Vichai Raksriaksorn                43          Group Chairman, Chief Executive
                                               Officer and Director

Viratana Suntaranond               60          Group Chief Financial Officer,
                                               Secretary, Treasurer and Director

Aimon Raksriaksorn                 44          Group Deputy Managing Director
                                               and Director

Suwan Panyapas                     57          Director

Dharmnoon Prachuabmoh              67          Director

Chulchit Bunyaketu                 58          Director

Preeyaporn Thavornun               49          Director

Sombat Dechapanichkul              39          Group Assistant Managing Director


Set forth below is a description of the backgrounds of the executive officers and directors of the Company and a listing of their principal occupations for the past five years.

Vichai Raksriaksorn
1999-Present   Acting Group Managing Director of King Power  International Group
               Co., Ltd.
1997-Present   Group  Chairman,  Chief  Executive  Officer and  Director of King
               Power International Group Co., Ltd.
               Co-Managing Director of King Power Duty Free Co., Ltd.
               Chairman of King Power On Board Sales & Services Co., Ltd.
1994-Present   Chairman of King Power International Co., Ltd.
1993-Present   Chairman of King Power Tax Free Co., Ltd.
1991-Present   Chairman of Lengle TAT Phnom Penh Duty Free Co., Ltd.
1989-1998      Managing Director of Downtown D.F.S. (Thailand) Co., Ltd.

Viratana Suntaranond
1997-Present   Group Chief  Financial  Officer,  Secretary  and Director of King
               Power  International  Group  Co.,  Ltd.
               Executive  Director and  Co-Managing  Director of King Power Duty
               Free Co., Ltd.
1994-1997      Director of Big Hand Co., Ltd.
1993-Present   Managing Director of King Power Tax Free Co., Ltd.
1992-Present   President of U.M.P. Commercial Co., Ltd.
1985-Present   President of Niji (Thailand) Co., Ltd.
1984-Present   Managing Director of Thai-Tai International Trading Co., Ltd.

Aimon Raksriaksorn
1997-Present   Group  Deputy  Managing  Director  and  Director  of  King  Power
               International Group Co., Ltd.
               Executive  Director of King Power On Board Sales & services  Co.,
               Ltd.
1996-Present   Executive Director of King Power Duty Free Co., Ltd.
1994-Present   Executive Director of King Power International Co., Ltd.
1993-Present   Executive Director of King Power Tax Free Co., Ltd.
               Executive Director of Lengle TAT Phnom Penh Duty Free Co., Ltd.
1989-Present   Managing Director of Thai Nishikawa International Co., Ltd.


Suwan Panyapas
2001-Present   Director of Infotel Communication (Thailand) Co., Ltd.
1999-Present   Director of V.R.J. International Co., Ltd.
               Director of C.A.S. Intertrade Co., Ltd.
1997-Present   Director  and Group  Senior  Advisor of King Power  International
               Group Co., Ltd.
1996-2000      Senator of Thai National Assembly
1991-Present   Advisor to TAT Duty Free Co., Ltd.
1989-Present   Advisor to Downtown D.F.S. (Thailand) Co., Ltd.
1989-1991      Managing Director of TAT Duty Free Co., Ltd.
Some Special Positions Held:
o        Member  of  Committee  Training  Successful   Candidates  appointed  to
         Juvenile Court.
o        Member of  Sub-Committee on the Development of Judicial and Ministerial
         System.
o        Member of Committee/Secretary on Selection Test for Judicial Officer
o        Senior Judge of Thonburi Court
o        Chief Judge of Udon Thanee District Court
o        Chief Judge attached to the Ministry of Justice


Dharmnoon Prachuabmoh

1997-Present   Director of King Power  International Group Co., Ltd.
               Life Member of Pacific Asia Travel Association (PATA)
1995-1996      Member of the Thai Parliament, House of Representatives
               Advisor to Deputy  Minister  of Ministry  of  Communications  and
               Transport
               Vice Chairman of Tourism Committee (House of Representatives)
1988-1995      President of Thailand Incentive and Convention Association (TICA)
1988-1989      President of Pacific Asia Travel Association
1986-1994      Governor of Tourism Authority of Thailand (TAT)



Chulchit Bunyaketu

2001-Present   Director of King Power International Group Co., Ltd.
2000           Director of Total Access Communication Co., Ltd.
1999           Director of Universal Utilities Co., Ltd
1998-Present   Managing Director of Thai Oil Company Limited
1998           Managing Director, Thaioil Power Company Limited
               Director of the Petroleum Authority of Thailand
               Director of Thai Lube Blending Co., Ltd.
1997           Advisor to Board Director of Broadcasting  Director Board,  Royal
               Thai Army Radio & Television
1996           Director of the Population & Community Development Association
               Director of Thai Army Television Channel 5 & 7
               Director of Thai Paraxylene Company Limited
               Director of Thaioil Power Company Limited
               Director of Independent Power (Thailand) Company Limited
1994           Deputy Managing Director of Thai Oil Company Limited
1993           Director of Thai Lube Base Public Company Limited
1992           Director of Eastern Water  Resources  Development  and Management
               Co., Ltd., Provincial Water Works Authority
               Director of Bangkok Mass Transit System Corp. Ltd.

Preeyaporn Thavornun
2001-Present   Director of King Power International Group Co., Ltd.
1997-Present   Direct Distributor of Amway (Thailand) Co., Ltd.
1985-1997      Vice  President of Provident Fund  Management  Department at Asia
               Credit Ltd.
1975-1985      Accounting  Manager at Cathay Trust Finance and  Securities  Co.,
               Ltd.


Sombat Dechapanichkul

2000-Present   Group  Assistant  Managing  Director of King Power  International
               Group Co., Ltd.
1996           General Manager of King Power Duty Free Co., Ltd.
1995           General Manager of King Power Tax Free Co., Ltd.
1994-1995      Marketing Director of Downtown D.F.S. (Thailand) Co., Ltd.
1991-1994      Shop Operation,  Sales and Promotions and Planning Manager of TAT
               Duty Free Co., Ltd.
1990           Assistant  Market  Manager of Siam Steel Service Center Co., Ltd.
               (Thailand)
1989           Total Control Manager of Aoyama Thai Co., Ltd.


Directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Vichai Raksriaksorn and Aimon Raksriaksorn are husband and wife. None of the other directors or executive officers are related.

The Company's bylaws provide that directors may be paid their expenses, if any. Directors were not paid an annual retainer but they were each paid approximately $4,700 - $9,300 per annum to attend meetings of the Board of Directors, Board of Executive Officers, and Audit committee meeting held in 2001.

Committees of the Board of Directors

The Board of Directors has two committees: the Audit Committee and Compensation Committee. The Audit Committee is composed of Dharmnoon Prachuabmoh, Chulchit Bunyaketu, and Preeyaporn Thavornun with Mr. Prachuabmoh being the Chairman. The Audit Committee is responsible for recommending the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principles used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee is composed of Vichai Raksriaksorn, Suwan Panyapas, and Dharmnoon Prachuabmoh with Mr. Raksriaksorn being the Chairman. The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors concerning all forms of compensation paid to the Company's executive officers.

On September 11, 2001, the Board of Directors appointed a Special Committee consisting of directors Dharmnoon Prachuabmoh, Chulchit Bunyaketu and Preeyaporn Thavornun, who are not, nor were they previously officers or employees of the Company or any of its affiliates and are not associates or affiliates of the Majority Shareholders. The Board authorized and empowered the Special Committee, acting in the interest of minority interest shareholders, to review the terms of the proposed merger of the Company and make a recommendation to the full Board of Directors and the Company's shareholders. The Special Committee was also authorized to consider whether it might be necessary to negotiate the terms of the Merger with the Majority Shareholders, and, if it considered negotiations to be necessary, to engage in such negotiations.


Compliance with Section 16(a) of the securities Exchange Act of 1934

Based solely on the review of Forms 3,4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), no individuals have failed to file on a timely basis the reports required to be filed under that rule or as required by
Section 16(a) of the 1934 Act during the 2001 fiscal year.


ITEM 11  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation paid by the Company to its Executive
Officers for the fiscal year ended  December 31, 1997,  1998,  1999,  2000,  and
2001.

Summary Compensation Table
------------------ -------------------------------------------- ------------------------------- -------------
       (a)                     Annual Compensation                   Long Term Compensation
    Name and                                                    Awards
    Principal                                                                          Payouts       (i)
    Position                                                    Payouts
------------------ -------------------------------------------- ------------------------------- -------------
                    (b)       (c)       (d)          (e)            (f)        (g)      (h)
------------------ ------- ---------- -------- ---------------- ------------- ------- --------- -------------
                    Year    Salary     Bonus    Other Annual     Restricted   Option/ LTIP       All Other
                                                Compensation    Stock Awards  SARs(#) Payouts   Compensation

------------------ ------- ---------- -------- ---------------- ------------- ------- --------- -------------
Vichai              2001    304,724      --          *9,328           --        --        --          --
Raksriaksorn        2000    74,554       --           7,256           --        --        --          --
Group Chairman &    1999    79,317       --           5,000           --        --        --          --
CEO                 1998      --         --           5,000           --        --        --          --
                    1997      --         --           6,800           --        --        --          --


------------------ ------- ---------- -------- ---------------- ------------- ------- --------- -------------
Viratana            2001    283,228      --         **8,923           --        --        --          --
Suntaranond         2000    59,643       --           6,262           --        --        --          --
Group Executive     1999    63,454       --           5,000           --        --        --          --
Director & CFO      1998       -         --           5,000           --        --        --          --
                    1997       -         --           6,800           --        --        --          --


------------------ ------- ---------- -------- ---------------- ------------- ------- --------- -------------
Aimon               2001    111,588      --         **8,743          --        --        --          --
Raksriaksorn        2000    59,643       --           5,517          --        --        --          --
Group Deputy        1999    63,454       --           2,000          --        --        --          --
Managing            1998    53,000       --           2,000          --        --        --          --
Director            1997      --         --           6,800          --        --        --          --


------------------ ------- ---------- -------- ---------------- ------------- ------- --------- -------------
Suwan Panyapas      2001    54,077      --           *9,374          --        --        --          --
Group Senior
Advisor
------------------ ------- ---------- -------- ---------------- ------------- ------- --------- -------------

* Vichai Raksriaksorn and Suwan Panyapas received meeting compensation for the Board of Directors' Meeting, the Board of Executive Officers' Meeting, and Audit Committee Meeting.

**       Viratana   Suntaranond   and  Aimon   Raksriaksorn   received   meeting
         compensation for the Board of Directors' Meeting and the Board of Executive Officers' Meeting.


The Company has no employment agreements with any of its executive officers or directors.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 21, 2002, with regard to the beneficial ownership of the Common Stock: (i) by each person known to the Company to a be beneficial owner of 5% or more of its outstanding Common Stock; (ii) by the officers, directors and key employees of the Company individually; and (iii) by the officers and directors as a group. Unless otherwise indicated, the address of the persons listed below are in care of King Power International Group Co., Ltd.


Name                              Number of Shares Beneficially Owned    Percent
----                              ------------------------------------   -------


Vichai Raksriaksorn (1)                     6,386,500 (1)                 31.54%
Viratana Suntaranond (2)                    3,013,500 (2)                 14.88%
Aimon Raksriaksorn (3)                      3,625,000 (3)                 17.90%
Suwan Panyapas                                  -0-                        -0-
Dharmnoon Prachuabmoh                           -0-                        -0-
Chulchit Bunkaketu (4)                        100,000 (4)                  0.49%
Preeyaporn Thavornun                            -0-                        -0-
Niphon Raksriaksorn (5)                     1,037,883 (5)                  5.12%
Sombat Dechapanichkul                          10,000                      0.05%

All current directors and executive
Officers as a group (eight persons)        12,496,500 (6)                 61.71%


(1) This excludes 3,000,000 shares owned by his wife, Aimon Raksriaksorn, as well as 1,037,883 shares owned by his nephew, Niphon Raksriaksorn, as their separate properties. Mr. Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares. However, this includes (a) 13,500 shares held by Capitalux Co., Ltd., with respect to which Mr. Raksriaksorn and Viratana Suntaranond have voting and investment power over by virtue of their shareholding and directorship in such company; and (b) 625,000 shares held by V&A Holding Co., Ltd., with respect to which Mr. Raksriaksorn and his wife have voting and investment power over by virtue of their shareholding and directorship in such company.

(2) This excludes 1,000,000 shares owned by his wife, Umaratana Suntaranond, as her separate property, as well as 200,000 shares in the aggregate owned by his four children, as their separate properties. Mr. Suntaranond disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares. However, this includes (a) 13,500 shares held by Capitalux Co., Ltd., with respect to which Mr. Raksriaksorn and Viratana Suntaranond have voting and investment power over by virtue of their shareholding and directorship in such company

(3) This excludes 5,748,000 shares owned by her husband, Vichai Raksriaksorn, 1,037,883 shares owned by her nephew, Niphon Raksriaksorn, as well as 5,000 shares owned by her mother, Auemporn Boonkhundha, as their separate properties. Ms. Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares. However, this includes 625,000 shares held by V&A Holding Co., Ltd., with respect to which Ms. Raksriaksorn and her husband have voting and investment power over by virtue of their shareholding and directorship in such company.

(4) Mr. Bunyaketu's business address at Thai Oil Company Limited is 123 Sun Tower Building B, 12th Floor, Vipavadee Rangsit Road, Ladyao, Jatujuk, Bangkok 10900, Thailand.

(5) This excludes 5,748,000 shares owned by his uncle, Vichai Raksriaksorn, as his separate property. Mr. Niphon Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares.

Mr. Niphon Raksriaksorn has been employed at King Power since 1996, when he joined as a Project Coordinator. He was promoted to Executive Secretary, Management's Office, in 1997, and to Manager , CEO's Office, in 1999, a position he currently holds.

(6) This includes the 13,500 shares held by Capitalux Co., Ltd. and 625,000 shares held by V&A Holding Co., Ltd., but excludes such number of shares from the shareholdings of Vichai Raksriaksorn, Viratana Suntaranond, and Aimon

Raksriaksorn  to avoid counting such numbers of shares more than once. This does
not  include  the  1,037,883  shares  held  by  Niphon   Raksriaksorn,   as  Mr.
Raksriaksorn is not a director or executive officer of the Company.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following companies, which are owned or controlled by one or more of the directors of the Company, had transactions with the Company during the 2001 fiscal year and are likely to have similar transactions with the Company in the future. The related amounts are disclosed in Note 11 "Related Party and Director Transactions" in Notes To Consolidated Financial Statements. As discussed in Note 11, certain advances to affiliates have been advanced by those entities to individuals who are officers, directors and shareholders of the Company. Subsequent to December 31, 2001, Vichai Raksriaksorn and Viratana Suntaranond personally guaranteed all amounts receivable by the Company. All transactions were on terms and conditions and at prices substantially similar to those that these companies would have negotiated with unrelated third parties for the same goods and services.


Thai Nishikawa International Co., Ltd.

Ms. Aimon Raksriaksorn is a Director and Executive Officer of this company, whose main business is a manufacturer of costume jewelry for exporting.


Lengle (Thailand) Co., Ltd.

Mr. Suwan Panyapas is the Director, Executive Officer, and Stockholder of this company. Along with Mr. Vichai Raksiaksorn, Mr. Viratana Suntaranond, and Ms. Aimon Raksriaksorn, they are also stockholders of this company, whose main business was the Central Buying Office for local merchandise sold to KPT. Other than the existing loan outstanding owed to KPG's subsidiary, the Company currently has no business activities. The Company has been dormant since the end of 1997.


Niji (Thailand) Co., Ltd.

Mr. Viratana Suntaranond is the Director and Shareholder of this company, whose main business is the manufacture of ballpoint and plastic-tip pens under the brand name "Niji". Since 1998, when other suppliers raised the cost of shopping bags to an unacceptable level, KPG's subsidiaries purchased shopping bags from Niji at a much lower price than offered generally in the market.


Forty Seven Co., Ltd.

Mr. Vichai Raksriaksorn and Mr. Viratana Suntaranond are the shareholders of this company, whose main business is to act as the holding company for an Airport duty free operation in Hong Kong. This company's operations are currently being liquidated and it is in the process of recovering the owners' investment in this business.


Top (China) Group Co., Ltd.

Mr. Vichai Raksriaksorn and Mr. Viratana Suntaranond are the shareholders of this company, whose main business is acting as the holding company for a souvenir shop operation in Mainland China. This company was transferred to the Forest Ministry of the People's Republic of China in 1998


King Power International Co., Ltd.

Mr. Vichai Raksriaksorn, Mr. Viratana Suntaranond, and Ms. Aimon Raksriaksorn are Directors of this Company, with Mr. Raksriaksorn being its Chairman. They are all shareholders of this Company, whose main business is the operation of a duty free store in downtown Bangkok where merchandise is sold to international travelers.

Downtown D.F.S. (Thailand) Co., Ltd.

Mr. Vichai Raksriaksorn is the shareholder of this company. The main business of this company is the operation of a duty free store in downtown Bangkok. During the year 1998, this company has transferred its operation to King Power International Co., Ltd. (KPI) and is in the process of settling proceeds from sales of this business with KPI.


Airports Authority of Thailand (AAT)

AAT is a governmental agency and it owns five percent of the stock of King Power Duty Free Co., Ltd.


King Power on Board Sale and Services Co., Ltd.

Mr. Vichai Raksriaksorn and Ms. Aimon Raksriaksorn are the Directors and shareholders of this company. The main business of this company is the operation of duty free sales on board the airplanes under contract with Thai Airways International Public Co., Ltd.


Lengle TAT (Phnom Penh) Duty Free Co., Ltd.

Mr. Suwan Panyapas is the Director and Executive Officer of this company, together with Mr. Vichai Raksriaksorn and Ms. Aimon Raksriaksorn are the shareholders of this company. The main business is operating the duty free retail in Phnom Penh, Cambodia.


Infotel Communication (Thailand) Co., Ltd.

Mr. Suwan Panyapas is the executive officer and the shareholder of this company. The main business of this company, which holds the appropriate license from the Telecommunications Authorities in Thailand, is to operate an information providing service to the public.


PART IV

ITEM 14           EXHIBITS AND REPORTS ON FORM 8-K

There follows a list of all exhibits filed with this Form 10-K (1998), including those incorporated by reference.

Exhibit
No.                        Name or Description
-------   ----------------------------------------------------------------------
3.1*      Articles of Incorporation of King Power International Group Co., Ltd.
3.2*      By-Laws of King Power International Group Co., Ltd.
3.3*      Certification Document of King Power Duty Free Co., Ltd.
3.4*      Certification Document of King Power Tax Free Co., Ltd.
3.5*      Memorandum of Association of King Power International Group Co., Ltd.
10.4** Contract - Permission to Sell- Bangkok Airport with AAT dated 10/02/97 (was 10.21)
10.5** Maintenance & Repairs Agreement with Logic Company Limited, dated 09/01/98 for King Power Tax Free Co., Ltd. (was 10.29)
10.6** Maintenance & Repairs Agreement with Logic Company Limited, dated 09/01/98 for King Power Duty Free Co., Ltd. (was 10.31)
10.7**    Memorandum with Thai Military Bank dated 08/21/98 (was 10.33)
10.8**    Guarantee for Thai Military Bank dated 08/21/98 (was 10.34)
10.9**    Guarantee for Thai Military Bank dated 08/21/98 (was 10.35)
10.10**   Guarantee for Thai Military Bank dated 08/21/98 (was 10.36)
10.11**   Memorandum with Thai Military Bank dated 11/19/98 (was 10.37)

10.12**   Memorandum with Thai Military Bank dated 11/19/98 (was 10.38)
10.13**   Guarantee for Thai Military Bank dated 11/19//98 (was 10.39)
10.14**   Guarantee for Thai Military Bank dated 11/19//98 (was 10.40)
10.15**   Guarantee for Thai Military Bank dated 11/19//98 (was 10.41)
10.16**   Guarantee for Thai Military Bank dated 11/19//98 (was 10.42)
10.17**   Notice for  Deduction  with Thai  Military  Bank dated  11/25/98  (was
          10.43)
10.18**   Pledge for Thai Military Bank dated 12/03/98 (was 10.44)
10.19**   Letter of Consent with Thai Military Bank dated 12/03/98 (was 10.45)
10.20**   Letter of Consent with Thai Military Bank dated 12/03/98 (was 10.46)
10.24**   Guarantee for Siam City Bank dated 11/12/98 (was 10.50)
10.25**   Letter of Consent with Siam City Bank dated 11/27/98 (was 10.51)
10.26**   Pledge for Siam City Bank dated 11/27/98 (was 10.52)
10.27**   Letter of Consent with Siam City Bank dated 12/30/98 (was 10.53)
10.28**   Pledge for Siam City Bank dated 12/30/98 (was 10.54)
10.29**   Contract  of   Permission   for  Operating   Business   Selling  Photo
          Developing-Duplicating-Enlarging Services at Bangkok International Airport KPT#1 Contract No. 6-22/2542 (was 10.56)
10.30** Contract of Permission for Operating Business Selling Medicines, Medical Supplies and Health Products at Bangkok International Airport KPT#3 Contract No. 6-24/2542 (was 10.57)
10.34** Memorandum Attached to Contract of Permission for Operating Business of Selling Merchandize and Souvenirs at Bangkok International Airport No. 6-01/2541 dated 2 October 1997 Amendment 1 KPT#10 (was 10.63)
10.38** Pledge Agreement of Debenture dated 6/17/99 FN#2 SCC (Siam City Bank) (was 10.77)
10.39** Letter of Consent for Bank Deposits Deduction dated 6/17/99 FN#3 SCC (was 10.78)
10.40 Contract of Permission for Operating Business Selling Merchandise and Souvenirs in Transit Lounge International Passenger Terminal Bangkok International Airport dated 9 June 2000 Contract no. 6-16/2543
10.41 Lease Agreement for Space in Building Bangkok International Airport dated 1-16/2543
10.44     Contract of Permission for Operating  Business  Selling  Souvenirs and
          Miscellaneous   Items   in   Domestic   Passenger   Terminal   Bangkok
          International Airport dated 9 November 2000 Contract no. 6-10/2543
10.45 Lease Agreement for Space in Building of Bangkok Domestic Airport Contract no.1-10/2543
10.46     Contract  of  Permission   for  Operating   Business   Selling  Books,
          Magazines, Printed Materials, Cards, Stationery; Selling and Renting Tapes, VDO, CD; Providing Services for printing Name Cards, Making Rubber Stamps, Graphic, Advertising Stickers & Photo Copies at Bangkok International Airport dated 21 January 2000 Contract no. 6-03/2543
10.47 Lease Agreement for Space in Building Bangkok International Airport dated 21 January 2000 Contract no. 1-03/2543
10.52 Memorandum of Amendment Contract of Permission for Operating Business Selling Duty Free Merchandise and Leasing Spaces for Operation Bangkok International Airport, and Reginal Airports Contract No. 6-04/2539 dated 6 March 1996 (Amendment 1) dated 7-11-00
10.53 Memorandum of Amendment Contract of Permission for Operating Business Selling Duty Free Merchandise and Leasing Spaces for Operation Bangkok International Airport, and Regional Airports Contract No. 6-04/2539 dated 6 March 1996 (Amendment 2) dated 11-10-00
10.54 Lease Agreement for Space in Building 305 Bangkok International Airport dated 2-02-99
10.57 Merchandise and Souvenir Business Operation at the Chiang Mai Airport Contract no. Chor.Mor.1-27/2543
10.58     Agreement  for  Pledge of  Instrument  Issued to person by Name  dated
          12-28-00
10.59     Guarantee  Contract:  Siam  Commercial  Bank (Baht 125 million)  dated
          7-20-00
10.60     Guarantee  Contract:  Siam  Commercial  Bank (Baht 385 million)  dated
          7-20-00
10.61     Guarantee  Contract:  Siam  Commercial  Bank (Baht 125 million)  dated
          7-20-00
10.62     Guarantee Contract: SICCO
10.63     Guarantee Contract: Siam City Bank dated 8-23-00
10.64     Letter of Consent: Siam City Bank dated 8-23-00
10.65     Letter of Consent for Deduction of Bank Deposit dated 12-28-00
10.66     Agreement for Pledge of Bank Deposit dated 11-10-00
10.67     Overdraft Agreement dated 6-20-00
10.68     Guarantee Contract dated 6-20-00
10.69     Agreement for pledge of Rights under Deposit dated 6-20-00
10.70     Loan Facility Agreement dated 11-15-00
10.71     Letter of Consent & Overdraft Facility Agreement dated 11-15-00
10.72 Form A: Agreement for Pledge of Rights under Deposit Instrument dated 11-27-00
10.73     Continuing Commercial Credit Agreement dated 11-15-00
10.74    Guarantee to Citibank, N.A./Citicorp Leasing (Thailand) Ltd.

10.75    Siam Tower Lease Agreement dated 4-30-01
10.76 Lease Agreement for Space in Bangkok International Airport, Agreement No. 7-21/2544
10.77 Lease Agreement for Rooms in Bangkok International Airport, Agreement No. 1-79/2544
10.78 Lease Agreement for Space in Bangkok International Airport, Agreement No. 7-40/2544
10.79 Lease Agreement for Space in Bangkok International Airport, Agreement No. 7-32/2544
10.80 Contract of Permission for Operating Business of Selling Thailand's Brand Merchandise and Souvenirs at Bangkok International Airport, Contract No. 6-34/2544
10.81 Contract of Permission for Operating Business of Selling Thailand's Brand Merchandise and Souvenirs at Bangkok International Airport, Contract No. 6-53/2544
10.82 Contract of Permission of Operating Business of Selling Medicines, Medical Supplies and Equipment at Bangkok International Airport, Contract No. 6-61/2544
10.83 Lease Agreement for Space in Chiang Mai Airport, Agreement No. Chor.Mor.1-28/2543
10.84 Contract of permission for Operating Business of Selling Merchandise and Souvenirs at Chiang Mai Airport, Contract No. Chor.Mor.1-27/2543
10.85 Memorandum of Amendment Contract of Permission for Operating Business of Selling Merchandise and Souvenirs at Chiang Mai Airport (No. Chor.Mor.1-27/2543 dated 19 March 2001) Amendment 1 dated 6-05-01
10.86 Memorandum of Amendment Lease Agreement for Space in Chiang Mai Airport (No. Chor.Mor.1-28/2543 dated 19 March 2001) Amendment 1 dated 6-05-01
10.87 Krung Thai Bank / Application for Credit Facilities: Letter of Credit and trust Receipt dated 9-13-01
10.88 Krung Thai Bank / Application for credit Facilities: Forward Contract dated 9-13-01
10.89     Siam  City  Bank / Pledge  Agreement  of  Financial  Instrument  dated
          10-18-01
10.90     Export-Import Bank of Thailand / Guarantee Contract dated 11-01-01
10.91 Bangkok First Investment & Trust / Application for Credit Facilities dated 11-20-01
10.92     Thai Military Bank / Bank Deposit Pledge Agreement dated 12-11-01
10.93     UOB Radanasin Bank / Guarantee Contract dated 3-27-01
10.94     Siam City Bank / Guarantee Contract dated 5-21-01
10.95     SICCO / Guarantee Contract dated 12-24-01
10.96     Siam Commercial Bank / Loan Agreement
10.97     UOB Radanasin Bank / Guarantee Contract dated 3-27-01
10.98     Siam  Commercial  Bank  /  Application  for  Credit  Facilities  dated
          10-16-01
10.99     Siam Commercial bank / Guarantee Contract dated 10-16-01
21.1**    List of Subsidiaries

*        As filed with the Company's Form 10-KSB/A on May 7, 1998
**       As filed herewith.


Reports on Form 8-K

         The Company filed the following reports with the SEC on FORM 8-K

         October 24, 2001 - The Company issued a press release announcing a going-private transaction.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2002.


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

           Signature                      Title                       Date

/s/  Vichai Raksriaksorn       Group Chairman, Chief Executive   March 26, 2002
--------------------------     Officer and Director
Vichai Raksriaksorn


/s/  Viratana Suntaranond      Group Chief Financial Officer,    March 26, 2002
--------------------------     Secretary and Director
Viratana Suntaranond


/s/  Aimon Raksriaksorn        Group Deputy Managing Director    March 26, 2002
--------------------------     and Director
Aimon Raksriaksorn


/s/  Dharmnoon Prachuabmoh     Director                          March 26, 2002
--------------------------
Dharmnoon Prachuabmoh


/s/  Suwan Panyapas            Director                          March 26, 2002
--------------------------
Suwan Panyapas