Form 10-K/A
period 2001-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2002-04-02
CIK 787690

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

                                TABLE OF CONTENTS

Item Number                                                                 Page

Part I
1.       Business                                                              3

2.       Properties                                                            8

3.       Legal Proceedings                                                     8
4.       Submission of Matters to a Vote of Security Holders                   8

Part II
5.       Market for the Company's Common Stock and Related Stockholder
         Matters                                                               9

6.       Selected Financial Data                                              10
7.       Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                            10
7A.      Quantitative and Qualitative Disclosures of Market Risk              12
8.       Financial Statements                                                 17
9.       Changes In and Disagreements with Accountants on Accounting
         And Financial Disclosure                                             41

Part III
10.      Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    41
11.      Executive Compensation                                               44
12.      Security Ownership of Certain Beneficial Owners and Management       45
13.      Certain Relationships and Related Transactions                       46

Part IV
14.       Exhibits and Reports on Form 8-K                                    47

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

         At the end of 2001, the Tax Free Division operated 21 stores within Thailand's major international and domestic airports, totaling 15,326 square feet of retail space compared to 6,181 square feet in 1993 when it first began operations. There are now 11 shops located in the various terminals that comprise the Bangkok International Airport; of which 9 shops are located in the airside departure terminals, whereas the landside shops are established in two different locations in the departure hall. The Tax Free Division sells domestically manufactured general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectionery, free of Thailand's value-added-tax at Bangkok international airport's departure hall.

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

Duty Free Division
------------------

         King Power Duty Free Company Limited (the "Duty Free Division" or, sometimes, "KPD") is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in duty free shops located in the international terminals of all of the major airports in Thailand. From January 1, 2002, the Duty Free Division obtained additional 19,171 square feet to operate duty free shops from the AAT for shops of this specific nature until December, 2006 or until the new Bangkok international airport is in operation.

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

Competition
-----------

         The Company foresees less competitive environment for the Tax Free Division and Duty Free Division. During 1997, the Company was successfully granted an extension by the AAT of the Tax Free Division's license to operate and sell gifts and general merchandise at the Bangkok International Airport, for a further five year term extending from 1998 to 2003. Furthermore, starting from January 1, 2002, the Company was granted additional retail space by the AAT of the Duty Free Division's license to operate and sell gifts and general merchandise at the Bangkok, Chiang Mai, Phuket, and Hatyai International Airports, for a further five year term extending from 2002 to 2006 or until the new Bangkok international airport is in operation.

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

BUSINESS STRATEGIES
-------------------

         The Company began operating its Tax Free Division in 1993 after obtaining the five-year sole license to operate its business from the AAT. This license was renewed in 1998, extending for a period of five additional years (until 2003) the Division's license to operate in Thailand. In 1997, the Company obtained its five-year duty free license. Since that time, the Duty Free
Division has become the principal contributor of profits to the Company's operations. Even though merchandise sold by the Tax Free Division generally carries a higher profit margin compared to the profit margin for merchandise sold by the Duty Free Division, the value of each item (measured by its selling price) is much less. Thus, the profitability of the Tax Free Division has been generally lower. Management has concentrated on improving the profitability of the Tax Free Division during previous years, principally through reducing concession fees and rent cost, selecting higher value merchandise, and lowering operating costs. However, in the future, the strategy will emphasize increasing the volume of sales via altering product mix that would suit each group of travelers. For the Duty Free Division, the Company will continue to increase sales volumes and maintain higher margins. The Company has successfully extended the existing concession that is scheduled to expire at the end of 2001 until 2006 or until the new Bangkok international airport is in operation. Furthermore, effective from January 1, 2002, the Company has obtained additional space from the AAT to operate the Duty Free business throughout international airports in Thailand covering the period of 2002 until 2006 or until the new Bangkok international airport is in operation, in effect, position the Company to be a sizable operator of general merchandise tax free and duty free stores at Thailand's international airports.

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

                                                                     Year Ended December 31,
                                            1996         1997         1998         1999        2000         2001
                                          ---------    ---------    ---------    ---------   ---------    ---------
Consolidated Statement of Income data :
Sales Revenue                             $  41,869    $  95,997    $  91,125    $  89,483   $ 108,914    $ 116,329
Gross Profit                                  7,383       23,154       27,051       23,859      34,214       36,347
Operating Expenses                            6,273       14,621       31,931       20,753      23,357       28,794
                                          ---------    ---------    ---------    ---------   ---------    ---------
Operating Income ( Loss)                      1,110        8,533       (4,880)       3,106      10,857        7,553
Other Income (Expenses), net                    493       (1,846)         541          197        (952)         401
Income (loss) before minority  interest
   and income tax                             1,603        6,687       (4,339)       3,303       9,905        7,954
Net Income (loss)                         $   1,643    $   7,935    $  (4,287)   $   2,413   $   6,485    $   4,548
                                          =========    =========    =========    =========   =========    =========

Net Income (loss) per share :
   Basic                                  $    0.09    $    0.40    $   (0.21)   $    0.12   $    0.32    $    0.22
   Diluted                                $    --      $    --      $    --      $    --     $    --      $    --
Weighted Average Share Outstanding :
   Basic                                     18,800       19,779       20,250       20,250      20,250       20,250
   Diluted                                     --           --           --           --          --           --

  Consolidated Balance Sheet Data :
  Working Capital                         $  (7,351)   $      17    $   2,793    $   2,899   $   3,664    $   5,054
  Total Assets                               23,742       35,078       48,076       42,213      47,691       59,508
  Total Long - Term Debt                         55          227          403          254         178          140
  Stockholders' Equity                        3,927        9,764        8,751       11,065      15,600       19,825





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


1. BASIS OF PRESENTATION

         King Power International Group Co., Ltd. (formerly Immune America, Inc.) (herein the "Company") was incorporated under the laws of the State of Nevada on July 30, 1985.
         On June 12, 1997, the Company exchanged 18,800,000 shares of its common stock for 99.94% of the issued and outstanding common shares of King Power Tax Free Company Limited [(formerly J.M.T. Group Company Limited)-KPT thereafter] and 94.95% of the issued and outstanding common shares of King Power Duty Free Company Limited [(formerly J.M.T. Duty Free Company Limited)-KPD thereafter].
         This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction was accounted for as a "reverse acquisition" for financial reporting purposes and KPT and KPD were deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilized the capital structure of Immune America, Inc., and the assets and liabilities of KPT and KPD were recorded at historical cost.
         Concurrent with the reverse acquisition, the Company changed its corporate name from Immune America, Inc. to King Power International Group Co., Ltd.
         KPD is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs, in stores located in the international terminals of the various airports located in Thailand. KPD holds from the Airports Authority of Thailand, a license to operate duty free stores for all stores of this specific nature. For the duty free store operation, KPD is exempt from input value added tax on purchases of import merchandise and from output value added tax on sales of merchandise.
         KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products to the general public in the international and domestic terminals of the various airports located throughout Thailand. KPT holds the operating license granted by the Airports Authority of Thailand for all shops of this specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise for shops within Bangkok International Airport the departure halls.
         On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited (KPG Thai), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997, and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per share. On the same date, KPT acquired 5,093 shares of common stock in KPG Thai, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in KPG Thai.

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