Form 10-Q
period 2002-03-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2002-05-15
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                  For the quarterly period ended March 31, 2002

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
---  ACT 0F 1934


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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


 25th-27th Floor, Siam Tower, 989 Rama 1 Road, Patumwan, Bangkok 10330 Thailand
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2002: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                Form 10-Q for the Quarterly ended March 31, 2002

                                Table of Contents


                                                                            Page
Part I - Financial Information
         Item 1 Financial statements                                           3
         Item 2 Management's Discussion and Analysis or Plan of Operation     25

Part II - Other Information
         Item 1 Legal Proceeding                                              32
         Item 2 Changes in Securities                                         32
         Item 3 Defaults Upon Senior Securities                               32
         Item 4 Submission of Matters to a Vote of Securities Holders         32
         Item 5 Other Information                                             32
         Item 6 Exhibits and Reports on Form 8-K                              32

                     Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of March 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




                                        /s/ Smith, Gray, Boyer & Daniell
                                        --------------------------------
                                        SMITH, GRAY, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas

May 13, 2002


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,    December 31,
                                                                          Note       2002           2001
                                                                                ------------   ------------
     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $  7,592,119   $  3,955,240
  Trade accounts receivable                                                          603,551        676,073
  Refundable value added tax                                                4        913,926        626,537
  Trade accounts and management fee receivable from related companies,
  net                                                                      11        833,732      1,455,691
  Merchandise inventories, net                                                    27,798,173     21,185,208
  Restricted fixed deposits                                                 3     14,379,493     11,650,467
  Deferred income tax assets                                               10      3,598,963      3,541,113
  Prepaid expenses                                                                   382,890        416,176
  Other current assets                                                               466,797        315,409
                                                                                ------------   ------------
                Total current assets                                              56,569,644     43,821,914

Property, plant and equipment, net                                          5      4,344,425      3,719,476
Loans and accrued interest from related companies and directors, net       11     13,452,682     11,764,840
Investments and other assets                                                         214,630        202,590
                                                                                ------------   ------------
     TOTAL ASSETS                                                               $ 74,581,381   $ 59,508,820
                                                                                ============   ============



 The accompanying footnotes are an integral part of these financial statements.
                         See Accountants' Review Report.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                            March 31,      December 31,
                                                     Note       2002            2001
                                                           ------------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and bank loans                      6    $ 27,044,103    $ 21,562,684
   Current portion of long-term loan                  8          32,968          33,275
   Trade accounts payable                                    10,326,027      10,893,026
   Accrued concession fees                            7       3,779,578       2,737,366
   Accrued corporate income tax                               4,235,124       1,391,145
   Other current liabilities                                  1,748,048       2,151,468
                                                           ------------    ------------
               Total current liabilities                     47,165,848      38,768,964
Long-term loan, net                                   8         134,721         140,245
                                                           ------------    ------------
               Total liabilities                             47,300,569      38,909,209
                                                           ------------    ------------

Minority interest                                             1,078,221         775,887

Shareholders' equity                                  9
   Common stock, $0.001 par value,
     100,000,000 shares authorized,
     20,250,000 shares issued and outstanding                    20,250          20,250
   Additional paid in capital                                20,848,145      20,848,145
   Retained earnings (deficit)                                7,433,919       1,446,618
   Legal reserve                                                 82,233          82,233
   Translation adjustments                                   (2,181,956)     (2,573,522)
                                                           ------------    ------------
               Total shareholders' equity                    26,202,591      19,823,724
                                                           ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 74,581,381    $ 59,508,820
                                                           ============    ============

 The accompanying footnotes are an integral part of these financial statements.
                         See Accountants' Review Report.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE QUARTERS ENDED MARCH 31,


                                                       Note        2002            2001
                                                              ------------    ------------
Sales revenue                                                 $ 44,519,311    $ 31,658,262

Cost of sales
     Cost of merchandise sold                                   20,812,230      15,821,137
     Concession fees                                     7       8,369,259       5,790,507
                                                              ------------    ------------
               Total cost of sales                              29,181,489      21,611,644
                                                              ------------    ------------

Gross profit                                                    15,337,822      10,046,618

Operating expenses
     Selling and administrative expenses                         6,622,248       7,016,585
                                                              ------------    ------------
               Total operating expenses                          6,622,248       7,016,585
                                                              ------------    ------------

     Income from operations                                      8,715,574       3,030,033

Other income (expense)
     Interest income                                               400,137          95,658
     Interest expense                                             (350,475)       (310,868)
     Gain (loss) on foreign exchange, net                           23,708          53,200
     Other income                                                  285,243          69,680
                                                              ------------    ------------
               Total other income (expense)                        358,613         (92,330)
                                                              ------------    ------------

Net income before income tax                                     9,074,187       2,937,703

Income tax expense                                      10      (2,799,454)       (900,901)
                                                              ------------    ------------
Net income before minority interest                              6,274,733       2,036,802

Minority interest                                                 (287,432)        (97,129)
                                                              ------------    ------------
Net income attributed to common shares                        $  5,987,301    $  1,939,673
                                                              ============    ============

Weighted average number of common shares outstanding
                                                                20,250,000      20,250,000

Basic earnings per share                                      $       0.30    $       0.10

 The accompanying footnotes are an integral part of these financial statements.
                         See Accountants' Review Report.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001


                                                          2002          2001
                                                      -----------   -----------

Net income attributed to common shares                $ 5,987,301   $ 1,939,673
Other comprehensive income, net of tax:
     Foreign currency translation adjustment              391,566      (635,615)
                                                      -----------   -----------

Comprehensive income                                  $ 6,378,867   $ 1,304,058
                                                      ===========   ===========


 The accompanying footnotes are an integral part of these financial statements.
                         See Accountants' Review Report.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE QUARTERS ENDED MARCH 31,


                                                                             2002           2001
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 5,987,301      1,939,673
Adjustments to reconcile net income, to net cash provided by (used in)
  operating activities:
    Depreciation expense                                                     309,687        351,244
    Unrealized loss (gain) on foreign exchange                              (105,355)        27,693
    Deferred income tax assets                                               (57,850)       129,461
    Decrease (increase) in operating assets:
       Trade accounts receivable                                              70,118         54,771
       Refundable valued added tax                                          (287,389)       138,907
       Receivables and loans to related companies and directors           (1,085,638)      (593,293)
       Merchandise inventories                                            (6,612,965)       202,323
       Prepaid expenses and other current assets                            (118,102)      (365,459)
       Other long-term assets                                                (12,040)        14,702
    Increase (decrease) in operating liabilities:
       Trade accounts payable                                               (465,603)    (2,982,993)
       Advances from director                                                   --           95,467
       Accrued concession fees                                             1,042,212        (47,805)
       Other current liabilities                                           2,440,558        200,246
    Minority interest                                                        302,334         72,292
    Translation adjustments                                                  391,566       (635,615)
                                                                         -----------    -----------
          Net cash provided by (used in) operating activities            $ 1,798,834     (1,398,386)

 The accompanying footnotes are an integral part of these financial statements.
                         See Accountants' Review Report.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE QUARTERS ENDED MARCH 31,



                                                                   2002           2001
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVES:
   Purchases of fixed assets                                   $  (934,636)        42,790
  (Increase) decrease in restricted fixed deposits              (2,729,026)      (353,992)
                                                               -----------    -----------
     Net cash provided by (used in) investing activities        (3,663,662)      (311,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) bank overdrafts                   (597,792)      (197,356)
   Proceeds from (repayment of) bank loans                       6,088,331      2,641,116
   Repayment of long-term loan                                      (5,831)       (14,564)
                                                               -----------    -----------
     Net cash provided by (used in) financing activities         5,484,708      2,429,196

Effect of exchange rate changes on cash and cash equivalents        16,999          7,668
                                                               -----------    -----------
Net increase in cash and cash equivalents                        3,636,879        727,275

Cash and cash equivalents, beginning of period                   3,955,240      2,633,890
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $ 7,592,119      3,361,165
                                                               ===========    ===========

Supplemental cash flow information
   Cash paid during the period:
     Interest                                                  $   373,031        256,333
     Income taxes                                              $    13,095             64

 The accompanying footnotes are an integral part of these financial statements.
                         See Accountants' Review Report.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE QUARTERS ENDED MARCH 31, 2002, AND 2001 (in US$)


                                                                       Additional
                                                 Common Stock           Paid in    Comprehensive
                                             Shares        Amount       Capital       Income
                                          -----------   -----------   -----------   -----------
Balances at January 1, 2001                20,250,000        20,250    20,848,145
Net Income                                                                            1,939,673
Other comprehensive income, net of tax
   Foreign currency translation adj.                                                   (635,615)
                                                                                    -----------
Comprehensive Income                                                                  1,304,058
                                          -----------   -----------   -----------   ===========
Balances at March 31, 2001                 20,250,000        20,250    20,848,145
                                          ===========   ===========   ===========

Balances at January 1, 2002                20,250,000        20,250    20,848,145
Net Income                                                                            5,987,301
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                              391,566
                                                                                    -----------
Comprehensive Income                                                                  6,378,867
                                                                                    ===========
Balances at March 31, 2002                 20,250,000        20,250    20,848,145
                                          ===========   ===========   ===========


 The accompanying footnotes are an integral part of these financial statements.
                         See Accountants' Review Report.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED
            FOR THE QUARTERS ENDED MARCH 31, 2002, AND 2001 (in US$)



                                                                      Accumulated
                                                                         Other
                                           Retained       Legal      Comprehensive
                                            Earnings      Reserve        Income        Total
                                          -----------   -----------   -----------   -----------
Balances at January 1, 2001                (3,018,454)                 (2,250,195)   15,599,746
Net Income                                  1,939,673                                 1,939,673
Other comprehensive income, net of tax
   Foreign currency translation adj.                                     (635,615)     (635,615)

Comprehensive Income
                                          -----------   -----------   -----------   -----------
Balances at March 31, 2001                 (1,078,781)                 (2,885,810)   16,903,804
                                          ===========   ===========   ===========   ===========

Balances at January 1, 2002                 1,446,618        82,233    (2,573,522)   19,823,724
Net Income                                  5,987,301                                 5,987,301
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                391,566       391,566

Comprehensive Income

Balances at March 31, 2002                  7,433,919        82,233    (2,181,956)   26,202,591
                                          ==========    ===========   ===========   ===========

 The accompanying footnotes are an integral part of these financial statements.
                         See Accountants' Review Report.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

     Marketable Securities - Securities held for trading are marked to market at year-end with the resulting gain or loss being included in current income.
     Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transactions are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
     The  exchange  rates at March 31, 2002 and  December 31, 2001 were $1= Baht
43.517 and Baht 44.227, respectively. The average exchange rates for the three months ended March 31, 2002 and 2001 were $1= Baht 43.8568, Baht 43.4095, respectively.
     Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings                                            20 Years
         Leasehold improvements                               Term of lease
         Selling office equipment and fixtures                5 Years
         Vehicles                                             5 Years

Maintenance, repairs and minor renewals are charged directly to expense as incurred.
     Store Pre-Opening Costs - Store pre-opening costs are expensed as incurred. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
     Revenue Recognition - The Company recognizes revenue from sales of merchandise at the point of sale.
     Concession Fees - According to the concession agreement with the Airports Authority of Thailand, KPT is required to pay concession fees, rental and services fees, and other related expenses at the fixed charges per month defined in the concession agreement. According to the concession agreement with the Airports Authority of Thailand, KPD is required to pay concession fees at a fixed percentage of sales, greater than or equal to the fixed charges as defined in the concession agreement, and pay rental and service fee and other related expenses.
     Concentrations of Credit Risk - The Company's retail businesses are cash flow businesses. Most sales take place with cash receipts or credit card payments. The Company maintains its cash accounts with various financial institutions. In Thailand, such accounts are insured for the full amount of their value by the Thai government. U.S. bank deposits are within Federal insurance limits. In addition, see Note 11 with respect to loans and advances to directors and affiliated companies.
     Fair Value of Financial Instruments - The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable, and accrued payables are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value because the interest rates on these instruments are subject to fluctuate with market interest rates.
     Income Taxes - The Company accounts for income taxes using the liability method, which requires an entity to recognize the deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

     tax expense or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.
     The Company does not provide for United States income taxes on unlimited earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations.
     Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potentially dilutive securities outstanding.
     Reclassification - Certain amounts in the 2001 financial statements and related footnotes have been reclassified to conform with 2002 presentation.

3.   RESTRICTED FIXED DEPOSITS

                                    March 31, 2002    December 31, 2001
                                 ------------------   -----------------

     Restricted fixed deposits   $   14,379,493       $   11,650,467
     Interest rates                  1.00%-4.00%          1.00%-4.00%

     As of March 31, 2002 and December 31, 2001, the restricted fixed deposits with maturities from three to twelve months were pledged as collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.   PROPERTY, PLANT AND EQUIPMENT, NET

                                           March 31, 2002     December 31, 2001
                                         -----------------    -----------------

     Land                                $         603,902    $         594,207
     Building                                      118,750              116,844
     Leasehold improvements                      4,941,052            4,627,983
     Office equipment and fixtures               2,993,991            2,663,704
     Vehicles                                      890,284              788,678
     Work in progress                              604,714              338,498
                                         -----------------    -----------------
            Total cost                          10,152,693            9,129,914

     Less: accumulated depreciation             (5,808,268)          (5,410,438)
                                         -----------------    -----------------
            Net book value               $       4,344,425    $       3,719,476
                                         =================    =================


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

6.   BANK OVERDRAFT AND LOANS FROM BANKS

                                             March 31, 2002    December 31, 2001
                                           -----------------   -----------------
     Bank overdraft                        $              68   $         597,861
     Trust receipts                               20,437,421          13,955,530
     Short-term loan                               6,606,614           7,009,293
                                           -----------------   -----------------
                                           $      27,044,103   $      21,562,684
                                           =================   =================

As of March 31,  2002,  and  December  31,  2001,  the Company has an  overdraft facility  with  commercial  banks in  Thailand  totaling  Baht 80.74  million ($
1,855,367) and Baht 80.74 million ($ 1,825,582),  respectively, bearing interest at the Minimum  Overdraft  Rate  ("MOR")  plus 1.00% - 1.50% per annum.  For the three months ended March 31, 2002, the average rate of MOR was 3.00% - 8.00% per annum, and for the year ended December 31, 2001 the average rate MOR was 3.00% -
8.25% per annum respectively.  Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits.  (Note
3)
     As of March 31, 2002 and December 31, 2001, trust receipts  incurred by KPD and KPT bear  interest at the rates varying from 4.37% - 9.00% and 4.56% - 9.00%
per annum,  respectively,  and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD, together with a related company.
     As of March 31, 2002 and  December  31,  2001,  the Company has  short-term loans with various  commercial  banks in Thailand,  bearing interest at rates of
2.875% - 7.25% and  2.875% - 8.75%per  annum,  respectively,  collateralized  by fixed deposits and guaranteed by a director.

Trust receipts at March 31, 2002
Foreign currency borrowing by subsidiaries in Thailand      Currencies         Amount   Interest rate (%)
   -Under forward contract and T/R       BAHT              252,506,187       5,802,472     4.37 - 9.00
   -Without forward contract             USD                 5,946,043       5,959,816     4.37 - 9.00
                                         CHF                   855,671         510,937     5.00 - 9.00
                                         GBP                    18,653          26,723     5.00 - 9.00
                                         AUD                    59,791          32,156     7.25 - 7.50
                                         JPY                   460,000           3,483        5.13
                                         HKD                 2,770,379         356,781     6.00 - 9.00
                                         SGD                    52,572          28,702    4.625 - 8.75
                                         EUR                   262,175         230,152     6.50 - 8.75
                                         BAHT              325,776,908       7,486,199     5.00 - 9.00
                                                                           -----------
                                                                            20,437,421
                                                                           ===========

Trust receipts at December 31, 2001
Foreign currency borrowing by subsidiaries in Thailand      Currencies         Amount   Interest rate (%)
   -Under forward contract and T/R       BAHT              233,728,932     $ 5,284,757     4.56 - 9.00
      -Without forward contract          USD                   833,074         835,574     4.56 - 9.00
                                         CHF                   219,305         131,561     6.00 - 9.00
                                         GBP                    15,081          21,998     7.25 - 9.00
                                         HKD                 1,277,545         164,662    5.625 - 9.00
                                         SGD                    25,816          14,035     5.67 - 9.00
                                         EUR                   120,179         106,991     6.50 - 9.00
                                         BAHT              327,100,775       7,395,952     5.50 - 9.00
                                                                           -----------
                                                                           $13,955,530
                                                                           ===========

     As of March 31, 2002 and December 31, 2001, land and building are pledged as collateral for credit lines, trust receipts, and a long-term loan from a bank. (Notes 6 and 8)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

7.   CONCESSION FEES

     Accrued  concession  fees  to the  Airport  Authority  of  Thailand  were $
3,779,578  and   $2,737,366  as  of  March  31,  2002  and  December  31,  2001,
respectively.  Concession  fee expense for the three months ended March 31, 2002 and 2001 was $ 8,369,259 and $ 5,790,507, respectively.

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

                  KPT (in 000's)                                           KPD (in 000's)
-----------------------------------------------------  -----------------------------------------
             Airport    Rental, Service &               Airport    Rental, Service &
           Concession         Other                    Concession         Other
  Year        Fees          Expenses      Collateral      Fees          Expenses      Collateral
----------------------------------------------------   -----------------------------------------
  2002     $  7,159        $   370         $ 4,691     $  14,404       $ 1,148         $ 7,992
  2003        2,307            105           4,238        21,256         1,134          11,658
  2004           27              3              17        22,060         1,134          12,088
  2005         --             --              --          23,324          --            12,478
  2006         --             --              --          24,358          --            13,032

     On March 20, 2001, the Airports Authority of Thailand awarded the Company a contract, beginning January 1, 2002, to operate the duty free retail space of other operator.

8.   LONG-TERM LOANS, NET

Long-term liabilities as of March 31, 2002 and December 31, 2001 consist of the following:

                                           March 31, 2002     December 31, 2001
                                         -----------------    -----------------

Long-term loans                          $         164,375    $         168,861
Installment purchase payable                         3,314                4,659
                                         -----------------    -----------------
                                                   167,689              173,520

Less: current portion of long-term debt            (32,968)             (33,275)
                                         -----------------    -----------------
    Total                                $         134,721    $         140,245
                                         =================    =================

As of March 31, 2002 and December 31, 2001, long-term loans consist of loans from banks carrying interest rates of 7.75% per annum,The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Note 5)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

         Loans are due as follows:
                                              March 31, 2002    December31, 2001
                                             ----------------   ----------------
    Installment purchase obligation
     2002                                    $          3,314   $          4,659
                                             ----------------   ----------------
       Total                                 $          3,314   $          4,659
                                             ================   ================

    Long-term loan installment payments
     2002   $ 21,987   $ 28,616
     2003     31,431     30,915
     2004     33,931     33,395
     Thereafter                                        77,026             75,935
                                             ----------------   ----------------
       Total                                 $        164,375   $        168,861
                                             ================   ================

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

                                                      Additional
                                   Common Stock        paid-in    Retained     Treasury
                                Shares      Amount     capital    earnings       stock        Total
                              -----------------------------------------------------------------------
Beginning Balance at
12/31/96                        275,316   $     275   $ 151,186   $(143,833)   $  (6,000)   $   1,628
Form S-8 issuance at
5/8/97                          924,684         925      69,717        --           --         70,642
Reissuing of treasury stock        --          --          --          --          6,000        6,000
Net loss at 6/12/97                --          --          --       (78,270)        --        (78,270)
                              -----------------------------------------------------------------------
Total shareholders' equity
     At June 12, 1997         1,200,000   $   1,200   $ 220,903   $(222,103)   $    --      $    --
                              =======================================================================

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

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

The provision for income taxes consists of the following:
                                           March 31, 2002     December 31, 2001
                                         -----------------    -----------------
Current income tax (payable)
  United States                          $            --      $            --
  Foreign                                       (2,741,604)            (771,440)
                                         -----------------    -----------------
                                                (2,741,604)            (771,440)
Deferred income tax
  United States                                       --                   --
  Foreign                                          (57,850)            (129,461)
                                         -----------------    -----------------
                                                   (57,850)            (129,461)
                                         -----------------    -----------------
Net income tax expense                   $      (2,799,454)   $        (900,901)
                                         =================    =================

     Pre-tax income for foreign companies for the quarters ended March 31, 2002, was $ 9,331,513 Current taxes payable are included in current liabilities.

The components of deferred income tax assets and liabilities were:
                                           March 31, 2002     December 31, 2001
                                         -----------------    -----------------
Provision for doubtful accounts and
  investment obsolescence                $       3,853,221    $       3,795,411
Net operating loss carried forward                 104,108               21,081
                                         -----------------    -----------------
                                                 3,957,329            3,816,492
Less: valuation allowance                         (358,366)            (275,379)
                                         -----------------    -----------------
Deferred income tax assets               $       3,598,963    $       3,541,113
                                         =================    =================

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

     As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                                For three months ended March 31,
                                                    2002                  2001
                                                --------------------------------
Standard income tax rate                           35.00%                35.00%
Foreign tax rate difference                        (4.21%)               (5.11%)
Less: valuation allowance                           0.78%
                                                --------------------------------
Effective income tax rate                          30.79%                30.67%
                                                ================================

     As of March 31, 2002 and December 31, 2001, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purposes of $ 104,108 and $21,081, respectively that expire in years 2001 through 2004. A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

11.      RELATED PARTY AND DIRECTOR TRANSACTIONS

     The Company and its subsidiaries  have business  transactions with and have advanced funds to various  entities  affiliated by common  ownership and control and to its officers, directors and shareholders. Where management has considered it  necessary,  reserves  have been  provided for losses on  collection of these balances.  In certain instances,  advances to affiliated companies have been, in turn, advanced to other related parties, including directors and shareholders of the company.  Of the $12,896,075 and $12,105,524 shown in the following schedule as receivable  from King Power  International  Co., Ltd.  (KPI), as of March 31,
2002,  and December  31, 2001,  respectively,  reserves  have been  provided for
$1,296,573 and $1,293,470,  respectively. Of the $3,720,338 and $3,455,458 shown on the  following  schedule  as  receivable  from King Power On Board  Sales and
Services  Co.,  Ltd.  (KPO),  as of March  31,  2002,  and  December  31,  2001,
respectively,  reserves  have  been  provided  for  $1,110,400  and  $1,090,540,
respectively.   KPO's  operating  license  expires  in  April,   2002,  and  its
application for renewal is pending.  If not renewed,  its management  intends to cease operations.  The payment of the net,  unreserved  receivables from KPI and
KPO  are  personally  guaranteed  by  two  officer/director/shareholders  of the
Company  who have  collateralized  their  guarantee  by the pledge of  9,373,000 shares of the Company's stock.

Balances at March 31, 2002 and December 31, 2001, with related companies and directors are as follows (in $000s)

                                                   -------------------------------------------------------------------------------
                                                              Loans to and receivables from
                                                             related Companies and Directors
As of March 31, 2002                                  Accounts              Interest & other   Management                 Accounts
                                                     Receivable     Loans      receivables   Fee Receivables     Total     Payable
                                                   -------------------------------------------------------------------------------
King Power International Co., Ltd.                       679       11,362          855            --            12,896       --
Forty Seven Co., Ltd.                                   --          2,394          574            --             2,968       --
Downtown D.F.S. (Thailand) Co., Ltd.                     389        2,207          294           2,120           5,010       --
Top China Group Co., Ltd.                               --            230           10            --               240       --
Lengle (Thailand) Co., Ltd.                             --            828           80            --               908       --
Lengle TAT Phnom Penh Duty Free Co., Ltd.                 50         --           --              --                50       --
King Power On Board Sales and Services Co., Ltd.         105        3,382          233            --             3,720       --
Thai Nishigawa International Co., Ltd.                  --           --           --              --              --           63
Niji (Thailand) Co., Ltd.                               --           --           --              --              --          114
                                                   -------------------------------------------------------------------------------
                                                       1,223       20,403        2,046           2,120          25,792        177
Less: provision for doubtful accounts:
         Related companies                              (389)      (7,768)      (1,228)         (2,120)        (11,505)      --
                                                   -------------------------------------------------------------------------------
Total                                                    834       12,635          818            --            14,287        177
                                                   ===============================================================================

Director - to/(from)                                    --           --           --              --              --         --
                                                   ===============================================================================




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report


                                                   -------------------------------------------------------------------------------
                                                              Loans to and receivables from
                                                             related Companies and Directors
As of December 31, 2001                               Accounts              Interest & other   Management                 Accounts
                                                     Receivable     Loans      receivables   Fee Receivables     Total     Payable
                                                   -------------------------------------------------------------------------------
King Power International Co., Ltd.                     1,196       10,233          599              75          12,103       --
Forty Seven Co., Ltd.                                   --          2,356          553            --             2,909       --
Downtown D.F.S. (Thailand) Co., Ltd.                     382        2,171          278           2,086           4,917       --
Top China Group Co., Ltd.                               --            226            9            --               235       --
Lengle (Thailand) Co., Ltd.                             --            814           74            --               888       --
Lengle TAT Phnom Penh Duty Free Co., Ltd.                 50         --           --              --                50       --
King Power On Board Sales and Services Co., Ltd.         136        3,147          168            --             3,451       --
Thai Nishigawa International Co., Ltd.                  --           --           --              --              --           43
Niji (Thailand) Co., Ltd.                               --           --           --              --              --           94
                                                   -------------------------------------------------------------------------------
                                                       1,764       18,947        1,681           2,161          24,553        137
Less: provision for doubtful accounts:
         Related companies                              (382)      (7,659)      (1,205)         (2,086)        (11,332)      --
                                                   -------------------------------------------------------------------------------
Total                                                  1,382       11,288          476              75          13,221        137
                                                   ===============================================================================

Director - to/(from)                                    --           --           --              --              --         --
                                                   ===============================================================================


     Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As of March 31, 2002 and December 31, 2001, KPD has accrued concession fees amounting to $3,778,133 and $2,737,366, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

     Effective July 1, 2001, KPD and KPT increased the interest rate charged for new loans to related companies from a range of 2%-2.50% to 7.87%, reflecting the increase in borrowing costs to KPD and KPT. The new rates apply to total loans outstanding of each related company that borrowed additional funds from KPD or KPT during 2001 and 2002. For related companies that did not require additional loans from KPD and KPT, the interest rate charged to them did not change.
     The Company had operating transactions with related parties and directors as follows (in $000s):

         `                For the three months ended March 31,
                              2002                      2001
                          ------------------------------------
Related Companies
  Sales                   $      157                $      184
  Interest income                338                        48
  Management fee income          166                      --
  Purchases                      567                       462
  Concession fees              6,115                     3,640


12.  COMMITMENTS AND CONTINGENT LIABILITIES (see Note 7)

     Lease commitments
     As of March 31, 2002, KPD and KPT had leasing commitments for office space under non-cancelable operating lease agreements in excess of one year. The obligations of the subsidiary companies under these lease agreements are set forth as follows:

                                         KPT           KPD
                                    -----------   -----------
              2002                  $    37,227   $   300,916
              2003                       49,636       346,605
              2004                       12,409          --
           Thereafter               $      --     $      --

Letters of guarantee
     As of March 31, 2002 and December 31, 2001, KPT and KPD were contingently liable for bank guarantees totaling $17.11 million and $16.95 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.

Unused letters of credit
     As of March 31, 2002 and December 31, 2001, KPD and KPT have unused letters of credit totaling $9.71 million and $7.99 million, respectively.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

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


14.  SEGMENT FINANCIAL INFORMATION

The following segment information of the Company for 2002 and 2001 are disclosed in accordance with Statement of Financial Accounting Standard No.131 ("SFAS
131"). Each legal entity is classified as a reportable segment under SFAS 131 because each entity is reported separately by management (in $000s).

                                                                                  Adjustment
Quarters Ended March 31, 2002         Duty Free      Tax Free          All          and
                                       Retail         Retail         Others       Elimination   Consolidated
                                    ------------   ------------   ------------   ------------   ------------
Segment Information
  Revenue from external customers         36,656          7,863           --             --           44,519
  Cost of merchandise sold                17,594          3,218           --             --           20,812
  Concession fees                          6,115          2,254           --             --            8,369
  Gross profit                            12,947          2,391           --             --           15,338
  Interest Income                            365             73              8            (46)           400
  Interest expense                           343             32             21            (46)           350
  Segment net income (loss)                5,739            793          5,987         (6,244)         6,275
  Segment total assets                    64,545         12,690         27,888        (30,542)        74,581
  Expenditures for segment assets           (884)           (51)          --             --             (935)
  Depreciation expense                       237             73           --             --              310
  Unrealized gain (loss) on exchange         128             (3)           (20)          --              105
  Deferred income tax assets               2,404          1,174             21           --            3,599

                                                                                                 Long-lived
                                                                                  Revenue          Assets
                                                                                 ------------   ------------
Geographic Information

Bangkok                                                                                42,468          4,120
  Northern Thailand region                                                                589            237
  Southern Thailand region                                                              1,462            202
                                                                                 ------------   ------------
       Total                                                                           44,519          4,559
                                                                                 ============   ============



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                         See Accountants' Review Report

                                                                                  Adjustment
Quarters Ended March 31, 2002         Duty Free      Tax Free          All          and
                                       Retail         Retail         Others       Elimination   Consolidated
                                    ------------   ------------   ------------   ------------   ------------

Segment Information
  Revenue from external customers         24,439          7,220           --               (1)        31,658
  Cost of merchandise sold                12,907          2,915           --               (1)        15,821
  Concession fees                          3,640          2,151           --             --            5,791
  Gross profit                             7,892          2,155           --             --           10,047
  Interest Income                             80              7              8           --               95
  Interest expense                           302              9           --             --              311
  Segment net income (loss)                1,921            181          1,940         (2,005)         2,037
  Segment total assets                    39,678         10,606         17,563        (19,031)        48,816
  Expenditures for segment assets             37              6           --             --               43
  Depreciation expense                       274             77           --             --              351
  Unrealized gain (loss) on exchange        (46)              1             17           --             (28)
  Deferred income tax assets               2,331          1,138             20           --            3,489

                                                                                                 Long-lived
                                                                                  Revenue          Assets
                                                                                 ------------   ------------
Geographic Information

Bangkok                                                                                30,392          3,860
  Northern Thailand region                                                                129             38
  Southern Thailand region                                                              1,137             80
                                                                                 ------------   ------------
       Total                                                                           31,365          3,978
                                                                                 ============   ============


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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended March 31, 2002:

          Net realized loss on foreign exchange            $ (81,647)

          Net unrealized gain on foreign exchange          $ 105,355

The calculation of realized foreign exchange loss of $(81,647) is shown in charts labeled A and B, respectively.


                                     CHART A

The unrealized gain on foreign exchange of US$ = 127,514 was calculated on an accumulated basis with quarterly adjustment on financial obligations, receivable and cash on hand in foreign currency as shown below:

Account payable in foreign currency as of 31/3/02
-------------------------------- ----------------------------- ----------------------------- ------------------------------
           Currency                         Amount                    Exchange Rate                    Total
                                                                         31/3/02
-------------------------------- ----------------------------- ----------------------------- ------------------------------
       Austria Shilling                               (7,282)                        2.7983                       (20,378)
-------------------------------- ----------------------------- ----------------------------- ------------------------------
       Australian Dollar                                 (63)                       23.4039                        (1,465)
-------------------------------- ----------------------------- ----------------------------- ------------------------------
          Swiss franc                               52,828.25                       25.9848                      1,372,732
-------------------------------- ----------------------------- ----------------------------- ------------------------------
      German Deutschmark                            22,705.00                       19.6642                        446,476
-------------------------------- ----------------------------- ----------------------------- ------------------------------
            Europe                                 633,285.14                       38.2017                     24,192,568
-------------------------------- ----------------------------- ----------------------------- ------------------------------
         French Franc                               47,946.50                        5.9052                        283,134
-------------------------------- ----------------------------- ----------------------------- ------------------------------
    British Pound Sterling                          12,883.33                       62.3437                        803,194
-------------------------------- ----------------------------- ----------------------------- ------------------------------
       Hong Kong Dollar                          2,379,740.70                        5.6043                     13,336,781
-------------------------------- ----------------------------- ----------------------------- ------------------------------
         Italian Lire                           18,274,812.00                        0.0200                        365,496
-------------------------------- ----------------------------- ----------------------------- ------------------------------
      Netherlands Guilder                            2,876.40                       17.4462                         50,182
-------------------------------- ----------------------------- ----------------------------- ------------------------------
       Singapore Dollar                             30,607.93                       23.7578                        727,177
-------------------------------- ----------------------------- ----------------------------- ------------------------------
           US Dollar                             2,122,808.03                       43.6178                     92,592,216
-------------------------------- ----------------------------- ----------------------------- ------------------------------
             TOTAL                                                                                             134,148,113
-------------------------------- ----------------------------- ----------------------------- ------------------------------
BALANCE PER GENERAL LEDGER                                                                                     135,672,277
                                                                                             ------------------------------
Unrealized gain on accounts payable in foreign currency 31/3/02                                                  1,524,164
                                                                                             ------------------------------
Unrealized gain on accounts payable in foreign currency 01/1/02                                                  2,922,719
                                                                                             ------------------------------
Net unrealized gain on account payable in foreign currency 31/3/02                                               4,446,883
                                                                                             ------------------------------

Loan from bank (trust receipt) in foreign currency as of 31/3/02
-------------------------------- ----------------------------- ----------------------------- ------------------------------
            Currency                       Amount                     Exchange rate                      Total
                                                                         31/3/02
-------------------------------- ----------------------------- ----------------------------- ------------------------------
       Australian Dollar                            59,791.20                       23.4039                      1,399,347
-------------------------------- ----------------------------- ----------------------------- ------------------------------
          Swiss Franc                              855,670.65                       25.9848                     22,234,431
-------------------------------- ----------------------------- ----------------------------- ------------------------------
             Europe                                262,175.18                       38.2017                     10,015,538
-------------------------------- ----------------------------- ----------------------------- ------------------------------
     British Pound Sterling                         18,653.00                       62.3437                      1,162,897
-------------------------------- ----------------------------- ----------------------------- ------------------------------
        Hong Kong Dollar                         2,770,378.90                        5.6043                     15,526,034
-------------------------------- ----------------------------- ----------------------------- ------------------------------
          Japanese Yen                             460,000.00                       0.32954                        151,588
-------------------------------- ----------------------------- ----------------------------- ------------------------------
        Singapore Dollar                            52,572.16                       23.7578                      1,248,999
-------------------------------- ----------------------------- ----------------------------- ------------------------------
           US Dollar                             5,946,042.95                       43.6178                    259,353,312
-------------------------------- ----------------------------- ----------------------------- ------------------------------
             TOTAL                                                                                             311,092,146
-------------------------------- ----------------------------- ----------------------------- ------------------------------
BALANCE PER GENERAL LEDGER                                                                                     311,538,172
                                                                                             ------------------------------
Unrealized gain on Trust Receipt in foreign currency 31/3/02                                                       446,026
                                                                                             ------------------------------
Unrealized gain on Trust Receipt in foreign currency 01/1/02                                                       -46,088
                                                                                             ------------------------------
Net unrealized gain on Trust Receipt in foreign currency 31/3/02                                                   399,938
                                                                                             ------------------------------



Unrealized gain on Cash on hand as of 31/3/02
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
            Currency                       Amount                     Exchange rate                         Total
                                                                         31/3/02                            Baht
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
       Australian Dollar                            20,888.99                       22.9848                           480,129
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
        Canadian Dollar                                265.00                       27.1916                             7,206
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
          Swiss Franc                                   30.00                       25.7323                               772
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
      China Renminbi Yuan                          390,523.00                        5.2467                         2,048,957
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
             Europe                                 65,145.00                       37.6962                         2,455,719
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
     British Pound Sterling                        231,557.45                      61.68820                        14,284,362
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
        Hong Kong Dollar                           783,590.10                        5.5583                         4,355,429
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
          Japanese Yen                          21,827,928.00                        0.3254                         7,101,935
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
           Korean Won                            9,935,000.00                        0.0329                           326,862
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
        Singapore Dollar                            20,494.00                       23.4765                           481,127
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
        Taiwanese Dollar                           179,750.00                        1.2415                           223,160
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
           US Dollar                             1,970,792.09                       43.4324                        85,596,230
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
             TOTAL                                                                                                117,361,888
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
BALANCE PER GENERAL LEDGER                                                                                        114,941,548
                                                                                             ---------------------------------
Unrealized gain on cash in hand in foreign currency 31/3/02                                                         2,420,340
                                                                                             ---------------------------------
Unrealized gain on cash in hand in foreign currency 01/1/02                                                       (1,674,813)
                                                                                             ---------------------------------
Net unrealized gain on cash in hand in foreign currency 31/3/02                                                       745,527
                                                                                             ---------------------------------
Net unrealized loss on accounts payable in foreign currency 31/3/02                                                 4,446,883
                                                                                             ---------------------------------
Net unrealized loss on loan from Bank (T/R) in foreign currency 31/3/02                                               399,938
                                                                                             ---------------------------------
Net unrealized loss on exchange rate as at 31/3/02                                                                  5,592,348
                                                                                             ---------------------------------
                                                                                 US$ = 127,514         (US$ 1 = 43.8568 Baht)


                                    CHART B


The unrealized loss on foreign exchange of US$ = 22,159 was calculated on accumulated basis with quarterly adjustment on financial receivable and cash on hand in foreign currency as shown below:


Unrealized Loss on Account receivable as of 31/3/02
------------------------------ --------------------------- ----------------------- --------------------------
          Currency                       Amount                Exchange Rate                 Total
                                        31/3/02
------------------------------ --------------------------- ----------------------- --------------------------
         Swiss Franc                            29,980.82                 25.7323                    771,475
------------------------------ --------------------------- ----------------------- --------------------------
           Europe                                9,292.98                 37.6962                    350,310
------------------------------ --------------------------- ----------------------- --------------------------
      Hong Kong Dollar                           2,847.50                  5.5583                     15,827
------------------------------ --------------------------- ----------------------- --------------------------
      Singapore Dollar                             395.76                 23.4765                      9,291
------------------------------ --------------------------- ----------------------- --------------------------
          US Dollar                            115,077.03                 43.4324                  4,998,072
------------------------------ --------------------------- ----------------------- --------------------------
            TOTAL                                                                                  6,144,975
------------------------------ --------------------------- ----------------------- --------------------------
BALANCE PER GENERAL LEDGER                                                                         6,169,086
                                                                                   --------------------------
Unrealized loss from account receivable 31/3/02                                                     (24,111)
                                                                                   --------------------------
Unrealized loss from account receivable 01/1/02                                                     (81,342)
                                                                                   --------------------------
Net unrealized loss from account receivable 31/3/02                                                (105,453)
                                                                                   --------------------------




Unrealized loss from advanced from companies as at 31/3/02
------------------------------ --------------------------- ----------------------- --------------------------
          Currency                    Amount Baht              Exchange Rate                 Total
                                     31/3/02
------------------------------ --------------------------- ----------------------- --------------------------
        BAHT CURRENCY                       60,846,757.35                  43.517                  1,398,230
------------------------------ --------------------------- ----------------------- --------------------------
BALANCE PER GENERAL LEDGER                                                                         1,378,476
                                                                                   --------------------------
Net unrealized gain on advanced 31/3/02                                                              -19,754
                                                                                   --------------------------
                                                                   US$ = (22,159)        (US$1 = 43.8568 Baht)


NET FOR UNREALIZED GAIN/ (LOSS) EXCHANGE AS OF 31/3/02
------------------------------------------------------
                                                                   (Baht)         (US$)
                                                                 ------------------------
Net unrealized exchange gain as of 31/3/02                        5,592,348
Net unrealized loss on exchange rate as at 31/3/02                 (105,453)
                                                                 ----------
   NET UNREALIZED EXCHANGE                                        5,486,895       125,109
                                                                 ----------
Net unrealized exchange GAIN KPG(US) as of 31/3/02                                -19,754
                                                                               ----------
   NET UNREALIZED EXCHANGE                                                        105,355
                                                                               ----------



NET FOR REALIZED GAIN/(LOSS) EXCHANGE AS OF 31/3/02
---------------------------------------------------
                                                                   (Baht)         (US$)
                                                                 ------------------------
Net realized loss on exchange rate of KPT as at 31/3/02          (4,862,067)
Net realized gain on exchange rate of KPD as at 31/3/02           1,281,273
                                                                 ----------
   NET REALIZED EXCHANGE                                         (3,580,794)      (81,647)
                                                                 ----------
Net realized gain on exchange rate of  KPG(US) as at 31/3/02
                                                                                        0
                                                                               ----------
   NET REALIZED EXCHANGE                                                          (81,647)
                                                                               ----------

   TOTAL NET REALIZED/ UNREALIZED EXCHANGE RATE   = US$ 23,708



(3)  Results of operations, comparing three months ended March 31, 2002 and 2001

     Sales revenue for the three months ended March 31, 2002, was approximately $44.5 million as compared to approximately $31.7 million for 2001. This increase is directly attributable to the Company's ability to obtain additional space from the AAT to operate the Duty Free business throughout international airports in Thailand, starting from January 1, 2002.

     The cost of merchandise sold for the three months ended March 31, 2002 and 2001, was approximately $20.8 million and $15.8 million, respectively. The principal factor causing this increase is directly related to the increase in sales volume as described above. The ratio of the concession fees paid to the AAT, comparing the three months ended March 31, 2002, to the same period in 2001, increased from 18.29% in 2001 to 18.80% in 2002. This increase is due to concession fee structure of KPT is being based on fixed amount with additional annual increment. The volume of sales generated from KPT for the three months ended March 31, 2002 has not kept up with such increment thus caused the increase in the ratio of the concession fees paid to the AAT. Management anticipates that possible reduction in the ratio of these fees may result from the increase in sales volume generated from the KPD's operation.

     Selling and administrative expenses were approximately $6.6 million for the three months ended March 31, 2002, and approximately $7.0 million for the same period in 2001. In terms of percentage of sales, 2002 expenses were approximately 14.88% of sales and 2001 expenses were approximately 22.17% of sales. This decrease is associated with decrease in sales promotional campaign which are in-line with Management's expectation as the competition has been lessen due to the Company's ability to expand the shopping space at the international airports in Thailand.

Net income for the three months ended March 31, 2002, was approximately $6.0 million, or $0.30 per share (basic), and approximately $1.9 million, or $0.10 per share (basic), for the three months ended March 31, 2001.

The ratio of inventory divided by revenue for the three months ended March 31, 2002 and 2001, was approximately 62.44% and 56.48%, respectively. This increase is a result of stock building up for new lines of products to support the new space expansion as mentioned above.

(5)  Liquidity and Capital Resources

For the quarter ended March 31, 2002, and the year ended December 31, 2001, the Company had working capital of approximately $9.4 million and $5.1 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(6)  Monetary Assets and Liabilities Denominated in Thai Baht

As of March 31, 2002, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                     US DOLLARS

Cash and equivalents                                 4,875,204
Trade Accounts Receivable                            1,296,075
Refundable value-added-tax                             913,926
Advance to related companies                        12,634,839
Deferred income tax assets                           3,598,963
Restricted deposit                                  14,379,493
Other current assets                                 1,509,902
Other non-current assets                               212,394

         TYPE OF MONETARY LIABILITY                 US DOLLARS

Bank overdraft & loan                               19,895,353
Current portion of long-term debt                       32,968
Accounts Payable                                     7,243,367
Concession fees                                      3,779,578
Other current liabilities                            5,756,808
Long-term loan - net                                   134,721

(7)  Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - NONE

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



KING POWER INTERNATIONAL GROUP CO., LTD.





By:   /s/ Vichai Raksriaksorn
     ----------------------------------------------------------
     Vichai Raksriaksorn, President and Chief Executive Officer

     May 13th, 2002





By:   /s/  Viratana Suntaranond
     ----------------------------------------------------------
     Viratana Suntaranond, Chief Financial Officer

     March 13th, 2002