Form 10-Q
period 2002-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 2002-08-14
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                  For the quarterly period ended June 30, 2002

(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 0R 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT 0F 1934

         TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

                  For the transition period from ___________to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 9, 2002: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                 Form 10-Q for the Quarterly ended June 30, 2002

                                Table of Contents


                                                                            Page
Part I - Financial Information
         Item 1 Financial statements                                          3
         Item 2 Management's Discussion and Analysis or Plan of Operation    25

Part II - Other Information
         Item 1 Legal Proceeding                                             30
         Item 2 Changes in Securities                                        31
         Item 3 Defaults Upon Senior Securities                              31
         Item 4 Submission of Matters to a Vote of Securities Holders        31
         Item 5 Other Information                                            31
         Item 6 Exhibits and Reports on Form 8-K                             31

                     Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.




                                        SMITH, GRAY, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas
August 9, 2002


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,    December 31,
                                                                        Note            2002           2001
                                                                                   ------------   ------------

                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                                 $  5,057,343   $  3,955,240
         Trade accounts receivable                                                      497,090        676,073
         Refundable value added tax                                       4           1,025,683        626,537
         Trade accounts and management fee receivable from related
           companies, net                                                 11            602,300      1,455,691
         Merchandise inventories, net                                                35,097,309     21,185,208
         Restricted fixed deposits                                        3          17,108,792     11,650,467
         Deferred income tax assets                                       10          3,863,889      3,541,113
         Prepaid expenses                                                               297,780        416,176
         Other current assets                                                           538,710        315,409
                                                                                   ------------   ------------
                      Total current assets                                           64,088,896     43,821,914

Property, plant and equipment, net                                        5           5,303,556      3,719,476
Loans and accrued interest from related companies and directors, net      11         11,159,542     11,764,840
Investments and other assets                                                          2,168,738        202,590
                                                                                   ------------   ------------
        TOTAL ASSETS                                                               $ 82,720,732   $ 59,508,820
                                                                                   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                     June 30,      December 31,
                                                                        Note            2002            2001
                                                                                   ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft and bank loans                                        6        $ 27,946,189    $ 21,562,684
     Current portion of long-term loan                                    8             427,561          33,275
     Trade accounts payable                                                          11,326,444      10,893,026
     Accrued concession fees                                              7           3,698,582       2,737,366
     Accrued corporate income tax                                                     4,668,790       1,391,145
     Other current liabilities                                                        2,406,212       2,151,468
                                                                                   ------------    ------------
                    Total current liabilities                                        50,473,778      38,768,964
Long-term loan, net                                                       8             147,883         140,245
                                                                                   ------------    ------------
                    Total liabilities                                                50,621,661      38,909,209
                                                                                   ------------    ------------

MINORITY INTEREST                                                                     1,305,723         775,887

Shareholders' equity                                                      9
     Common stock, $0.001 par value,
          100,000,000 shares authorized,
          20,250,000 shares issued and outstanding                                       20,250          20,250
     Additional paid in capital                                                      20,848,145      20,848,145
     Retained earnings (deficit)                                                     10,672,890       1,446,618
     Legal reserve                                                                       82,233          82,233
     Translation adjustments                                                           (830,170)     (2,573,522)
                                                                                   ------------    ------------
                    Total shareholders' equity                                       30,793,348      19,823,724
                                                                                   ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 82,720,732    $ 59,508,820
                                                                                   ============    ============

        The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

                                                                   Six months ended June 30,      Three months ended June 30,

                                                      Note             2002            2001            2002            2001
                                                                  ------------    ------------    ------------    ------------
Sales revenue                                                     $ 84,295,164    $ 57,933,581    $ 39,775,853    $ 26,275,319

Cost of sales
     Cost of merchandise sold                                       40,494,959      28,092,054      19,682,729      12,270,917
     Concession fees                                   7            15,917,472      10,963,545       7,548,213       5,173,038
                                                                  ------------    ------------    ------------    ------------
               Total cost of sales                                  56,412,431      39,055,599      27,230,942      17,443,955
                                                                  ------------    ------------    ------------    ------------

Gross profit                                                        27,882,733      18,877,982      12,544,911       8,831,364

Operating expenses
     Selling and administrative expenses                            13,992,238      14,773,860       7,369,990       7,757,275
     Provision for obsolescence stock                                  305,352            --           305,352            --
                                                                  ------------    ------------    ------------    ------------
               Total operating expenses                             14,297,590      14,773,860       7,675,342       7,757,275
                                                                  ------------    ------------    ------------    ------------

     Income from operations                                         13,585,143       4,104,122       4,869,569       1,074,089

Other income (expense)
     Interest income                                                   750,979         188,187         350,842          92,529
     Interest expense                                                 (764,076)       (609,422)       (413,601)       (298,554)
     Gain (loss) on foreign exchange, net                              (50,009)        148,767         (73,717)         95,567
     Other income                                                      555,737         273,263         270,494         203,583
                                                                  ------------    ------------    ------------    ------------
               Total other income (expense)                            492,631             795         134,018          93,125
                                                                  ------------    ------------    ------------    ------------

Net income before income tax                                        14,077,774       4,104,917       5,003,587       1,167,214

Income tax expense                                     10           (4,390,079)     (1,358,556)     (1,590,625)       (457,655)
                                                                  ------------    ------------    ------------    ------------
Net income before minority interest                                  9,687,695       2,746,361       3,412,962         709,559

Minority interest                                                     (461,423)       (158,910)       (173,991)        (61,781)
                                                                  ------------    ------------    ------------    ------------
Net income attributed to common shares                            $  9,226,272    $  2,587,451    $  3,238,971    $    647,778
                                                                  ============    ============    ============    ============

Weighted average number of common shares outstanding
                                                                    20,250,000      20,250,000      20,250,000      20,250,000

Basic earnings per share                                          $       0.46    $       0.13    $       0.16    $       0.03

        The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

                                              Six months ended June 30,     Three months ended June 30,
                                                    2002            2001           2002           2001
                                             -----------     -----------    -----------     -----------
Net income attributed to common shares       $ 9,226,272     $ 2,587,451    $ 3,238,971     $   647,778
Other comprehensive income, net of tax:
   Foreign currency translation adjustment     1,743,352        (765,825)     1,351,786        (130,210)
                                             -----------     -----------    -----------     -----------

Comprehensive income                         $10,969,624     $ 1,821,626    $ 4,590,757     $   517,568
                                             ===========     ===========    ===========     ===========












        The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001


                                                             Six months ended June 30,      Three months ended June 30,
                                                                 2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $  9,226,272    $  2,587,451    $  3,238,971    $    647,778
Adjustments to reconcile net income, to net cash provided
   by (used in) operating activities:
   Depreciation expense                                          712,841         692,353         403,154         341,109
   Unrealized loss (gain) on foreign exchange                     (1,736)        (94,019)        103,619        (121,712)
   Deferred income tax assets                                   (322,776)        111,544        (264,926)        (17,917)
   Provision for obsolescence stock                              305,352            --           305,352            --
   Decrease (increase) in operating assets:
     Trade accounts receivable                                   170,372          52,377         100,254          (2,394)
     Refundable valued added tax                                (399,146)        147,558        (111,757)          8,651
     Receivables and loans to related companies and            1,368,948      (2,225,792)      2,454,586      (1,632,499)
        directors
     Merchandise inventories                                 (14,217,453)     (2,467,485)     (7,604,488)     (2,669,808)
     Prepaid expenses and other current assets                  (104,905)       (555,480)         13,197        (190,021)
     Other long-term assets                                   (1,966,148)         (6,492)     (1,954,108)        (21,194)
   Increase (decrease) in operating liabilities:
     Trade accounts payable                                      558,862      (2,435,169)      1,024,465         547,824
     Advances from director                                         --         1,608,673            --         1,513,206
     Accrued concession fees                                     961,216        (245,917)        (80,996)       (198,112)
     Other current liabilities                                 3,531,546         (51,750)      1,090,988        (250,850)
     Minority interest                                           529,836         130,070         227,502          56,632
     Translation adjustments                                   1,743,352        (765,825)      1,351,786        (130,210)
                                                            ------------    ------------    ------------    ------------
        Net cash provided by (used in) operating            $  2,096,433    $ (3,517,903)   $    297,599    $ (2,119,517)
             activities





        The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001


                                                            Six months ended June 30,    Three months ended June 30,
                                                               2002           2001           2002            2001
                                                           -----------    -----------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVES:
    Purchases of fixed assets                             $(2,296,921)   $    (5,669)   $(1,362,285)    $   (48,458)
    (Increase) decrease in restricted fixed deposits        (5,458,325)      (673,759)    (2,729,299)       (319,767)
                                                           -----------    -----------    -----------     -----------
     Net cash provided by (used in) investing activities    (7,755,246)      (679,428)    (4,091,584)       (368,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank overdrafts             (597,861)        92,392            (69)        289,748
     Proceeds from (repayment of) bank loans                 6,986,981      3,896,720        898,650       1,255,604
     Proceeds from (repayment of) long-term loan               401,924        (23,961)       407,755          (9,397)
                                                           -----------    -----------    -----------     -----------
     Net cash provided by (used in) financing activities     6,791,044      3,965,151      1,306,336       1,535,955

Effect of exchange rate changes on cash and cash
     equivalents                                               (30,128)         2,523        (47,127)         (5,145)
                                                           -----------    -----------    -----------     -----------
Net increase in cash and cash equivalents                    1,102,103       (229,657)    (2,534,776)
                                                                                                            (956,932)
Cash and cash equivalents, beginning of period               3,955,240      2,633,890      7,592,119       3,361,165
                                                           -----------    -----------    -----------     -----------

Cash and cash equivalents, end of period                     5,057,343      2,404,233      5,057,343       2,404,233
                                                           ===========    ===========    ===========     ===========

Supplemental cash flow information
   Cash paid during the period:
          Interest                                         $   773,932    $   573,558    $   400,901     $   317,225
          Income taxes                                     $ 1,436,769    $   664,933    $ 1,423,674     $   664,933



        The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001 (in US $)


                                                               Additional
                                         Common Stock            Paid in    Comprehensive
                                      Shares        Amount       Capital       Income
                                   -----------------------------------------------------
Balances at January 1, 2001         20,250,000        20,250    20,848,145
Net Income                                                                     2,587,451
Other comprehensive income,
  net of tax
   Foreign currency translation
     adjustment                                                                 (765,825)
                                                                             -----------
Comprehensive Income                                                           1,821,626
                                   ------------------------------------------===========
Balances at June 30, 2001           20,250,000        20,250    20,848,145
                                   =======================================

Balances at January 1, 2002         20,250,000        20,250    20,848,145
Net Income                                                                     9,226,272
Other comprehensive income,
  net of tax
   Foreign currency translation
     adjustment                                                                1,743,352
                                                                             -----------
Comprehensive Income                                                          10,969,624
                                   ------------------------------------------===========
Balances at June 30, 2002           20,250,000        20,250    20,848,145
                                   =======================================



        The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED
             FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001 (in US $)


                                                               Accumulated
                                                                 Other
                                     Retained       Legal     Comprehensive
                                     Earnings      Reserve       Income         Total
                                   -----------------------------------------------------

Balances at January 1, 2001         (3,018,454)                 (2,250,195)   15,599,746
Net Income                           2,587,451                                 2,587,451
Other comprehensive income,
  net of tax
   Foreign currency translation
     adjustment                                                   (765,825)     (765,825)

Comprehensive Income
                                   -----------------------------------------------------
Balances at June 30, 2001             (431,003)                 (3,016,020)   17,421,372
                                   =====================================================

Balances at January 1, 2002          1,446,618        82,233    (2,573,522)   19,823,724
Net Income                           9,226,272                                 9,226,272
Other comprehensive income,
  net of tax
   Foreign currency translation
     adjustment                                                  1,743,352     1,743,352

Comprehensive Income
                                   -----------------------------------------------------
Balances at June 30, 2002           10,672,890        82,233      (830,170)   30,793,348
                                   =====================================================

        The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report

1.       BASIS OF PRESENTATION

         King Power International Group Co., Ltd. (formerly Immune America, Inc.) (here in the "Company") was incorporated under the laws of the State of Nevada on July 30, 1985.
         On June 12, 1997, the Company exchanged 18,800,000 shares of its common stock for 99.94% of the issued and outstanding common shares of King Power Tax Free Company Limited [(formerly J.M.T. Group Company Limited)-KPT thereafter] and 95% of the issued and outstanding common shares of King Power Duty Free Company Limited [(formerly J.M.T. Duty Free Company Limited)-KPD thereafter].
         This exchange of the Company's common stock to the former KPT and KPD shareholders resulted in those former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, this transaction was accounted for as a "reverse acquisition" for financial reporting purposes and KPT and KPD were deemed to have acquired 94% of equity interest in the Company as of the date of acquisition. The relevant acquisition process utilized the capital structure of Immune America, Inc., and the assets and liabilities of KPT and KPD were recorded at historical cost.
         Concurrent with the reverse acquisition, the Company changed its corporate name from Immune America, Inc. to King Power International Group Co., Ltd.
         KPD is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs, in stores located in the international terminals of the various airports located in Thailand. KPD holds from the Airports Authority of Thailand, an exclusive license to operate duty free stores for all stores of this specific nature. Prior to January 1, 2002, KPD held a non-exclusive license to operate duty free stores of this specific nature (see Note 7). For the duty free store operation, KPD is exempt from input value added tax on purchases of import merchandise and from output value added tax on sales of merchandise.
         KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products to the general public in the international and domestic terminals of the various airports located throughout Thailand. KPT holds the operating license granted by the Airports Authority of Thailand for all shops of this specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise for shops within Bangkok International Airport's departure halls.
         On October 10, 1997, the Company acquired 4,900 shares of common stock in King Power International Group (Thailand) Company Limited (KPG Thai), equivalent to 49% of the registered capital. KPG Thai was established in Thailand on September 11, 1997, and has registered capital totaling Baht 1 million divided into 10,000 shares of common stock with Baht 100 per share. On the same date, KPT acquired 5,093 shares of common stock in KPG Thai, equivalent to 50.93% of the registered capital. Ultimately, the Company owns 99.93% of equity interest in KPG Thai.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report

         Marketable Securities - Securities held for trading are marked to market at year-end with the resulting gain or loss being included in current income.
         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transactions are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
         The exchange rates at June 30, 2002 and December 31, 2001 were $1= Baht
41.558 and Baht 44.227, respectively. The average exchange rates for the six months ended June 30, 2002 and 2001 were $1= Baht 43.2317, Baht 44.2589, respectively.
         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report

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

3.       RESTRICTED FIXED DEPOSITS


                                        June 30, 2002          December 31, 2001
                                       ---------------         -----------------

         Restricted fixed deposits     $   17,108,792           $   11,650,467
         Interest rates                    0.75%-3.50%              1.00%-4.00%

         As of June 30, 2002 and December 31, 2001, the restricted fixed deposits with maturities from three to twelve months were pledged as collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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

5.   PROPERTY, PLANT AND EQUIPMENT, NET

                                            June 30, 2002     December 31, 2001
                                         -----------------    -----------------


Land                                     $         632,369    $         594,207
Building                                           395,740              116,844
Leasehold improvements                           6,082,438            4,627,983
Office equipment and fixtures                    3,389,605            2,663,704
Vehicles                                         1,000,226              788,678
Work in progress                                   248,881              338,498
                                         -----------------    -----------------
       Total cost                               11,749,259            9,129,914

Less: accumulated depreciation                  (6,445,703)          (5,410,438)
                                         -----------------    -----------------
       Net book value                    $       5,303,556    $       3,719,476
                                         =================    =================

6.       BANK OVERDRAFT AND LOANS FROM BANKS

                                            June 30, 2002     December 31, 2001
                                          -----------------   -----------------
Bank overdraft                            $            --     $         597,861
Trust receipts                                   22,411,755          13,955,530
Short-term loan                                   5,534,434           7,009,293
                                          -----------------   -----------------
                                          $      27,946,189   $      21,562,684
                                          =================   =================


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report


         As of June 30, 2002 and December 31, 2001, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 80.74 million ($
1,942,827) and Baht 80.74 million ($ 1,825,582), respectively, bearing interest at the Minimum Overdraft Rate ("MOR") plus 1.00% - 1.50% per annum. For the six months ended June 30, the average rate of MOR was 3.00% - 8.00% per annum, and for the year ended December 31, 2001 the average rate MOR was 3.00% - 8.25% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)
         As of June 30, 2002 and December 31, 2001,  trust receipts  incurred by
KPD and KPT bear  interest at the rates  varying  from 4.00% - 8.75% and 4.56% -
9.00% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD, together with a related company.
         As of June 30, 2002 and December 31, 2001, the Company has a short-term loan with various commercial banks in Thailand, bearing interest at rates of 2.56% - 7.50% and 2.875% - 8.75%per annum, respectively, and are collateralized by fixed deposits and guaranteed by a director.

Trust receipts at June 30, 2002
Foreign currency borrowing by subsidiaries in Thailand      Currencies       Amount     Interest rate (%)
  -Under forward contract and T/R
       Forward contract                        BAHT        416,387,731    $ 10,019,436    4.74 - 7.50
       Trust receipt                           BAHT        461,455,858      11,103,900    4.00 - 8.75
  -Without forward contract                    USD             529,148         530,575    4.74 - 7.50
                                               CHF             161,618         109,193    5.00 - 7.00
                                               GBP              12,056          18,530       7.00
                                               AUD              30,342          17,310       7.00
                                               JPY           2,596,150          21,877       7.75
                                               HKD           2,665,380         343,355       7.00
                                               SGD              27,062          15,436       7.75
                                               EUR             233,110         232,143    5.00 - 7.37
                                                                          ------------
                                                                          $ 22,411,755
                                                                          ============

Trust receipts at December 31, 2001
Foreign currency borrowing by subsidiaries in Thailand      Currencies       Amount     Interest rate (%)
      -Under forward contract and T/R
           Forward contract                    BAHT        233,728,932    $  5,284,757    4.56 - 9.00
           Trust receipt                       BAHT        327,100,775       7,395,952    5.50 - 9.00
      -Without forward contract                USD             833,074         835,574    4.56 - 9.00
                                               CHF             219,305         131,561    6.00 - 9.00
                                               GBP              15,081          21,998    7.25 - 9.00
                                               HKD           1,277,545         164,662   5.625 - 9.00
                                               SGD              25,816          14,035    5.67 - 9.00
                                               EUR             120,179         106,991    6.50 - 9.00
                                                                          ------------
                                                                          $ 13,955,530
                                                                          ============

         As of June 30, 2002 and December 31, 2001, land and building are pledged as collateral for credit lines, trust receipts, and a long-term loan from a bank. (Notes 6 and 8)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report

         Accrued  concession  fees to the Airport  Authority  of  Thailand  were
$3,698,582   and  $2,737,366  as  of  June  30,  2002  and  December  31,  2001,
respectively.  Concession fee expense for the six months ended June 30, 2002 and
2001 was $15,917,472 and $10,963,545, respectively.
         In order to obtain the necessary rights to operate at the international and  domestic  airports  in  Thailand,  the Company  has  entered  into  various agreements with the Airports Authority of Thailand and the Customs Department of
Thailand, which included the right to rent office space.
         Both  KPD and KPT are  required  to pay  concession  fees,  rental  and service fees,  property tax, and other expenses,  and to pledge cash or obtain a
local   commercial   bank  letter  of  guarantee,   as   collateral   under  the
aforementioned agreements with the Airports Authority of Thailand.
A summary of the  concession and rental fees payable and the value of collateral for the remaining period of the agreement (as amended) are as follows (see Notes
11 and 12):

                              KPT (in 000's)                                          KPD (in 000's)
----------------------------------------------------------     -----------------------------------------------------
Year       Airport          Rental, Service &                      Airport          Rental, Service &
       Concession Fees       Other Expenses   Collateral        Concession Fees       Other Expenses   Collateral
----------------------------------------------------------     -----------------------------------------------------
2002      $ 5,001              $   257         $ 4,912             $12,681              $   749         $ 11,859
2003        2,415                  110           4,438              25,159                1,651           12,246
2004           28                    3              18              27,140                1,651           12,696
2005         --                   --               --               28,748                 --             13,067
2006         --                   --               --               30,043                 --             13,646

         On March 20, 2001, the Airports Authority of Thailand awarded the Company a contract, beginning January 1, 2002, to operate the duty free retail space of other operator.

8.       LONG-TERM LOANS, NET

Long-term liabilities as of June 30, 2002 and December 31, 2001 consist of the following:

                                            June 30, 2002     December 31, 2001
                                         -----------------    -----------------


Long-term loans                          $         573,461    $         168,861
Installment purchase payable                         1,983                4,659
                                         -----------------    -----------------
                                                   575,444              173,520

Less: current portion of long-term debt           (427,561)             (33,275)
                                         -----------------    -----------------
    Total                                $         147,883    $         140,245
                                         =================    =================

As of June 30, 2002 and December 31, 2001, long-term loans consist of loans from banks carrying interest rates of 7.00% - 7.25% per annum,The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Note 5)


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report


Loans are due as follows:
                                               June 30, 2002    December31, 2001
                                             ----------------   ----------------

     Installment purchase obligation
        2002                                 $          1,983   $          4,659
                                             ----------------   ----------------

          Total                              $          1,983   $          4,659
                                             ================   ================

     Long-term loan installment payments
        2002                                 $         12,475   $         28,616
        2003                                          346,166             30,915
        2004                                           36,154             33,395
        Thereafter                                     78,666             75,935
                                             ----------------   ----------------

          Total                              $        573,461   $        168,861
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

                                                        Additional
                                   Common Stock           paid-in     Retained      Treasury
                                Shares       Amount       capital     earnings        stock        Total
                              ----------   ----------   ----------   ----------    ----------    ----------
Beginning Balance at
12/31/96                         275,316   $      275   $  151,186   $ (143,833)   $   (6,000)   $    1,628
Form S-8 issuance at
5/8/97                           924,684          925       69,717         --            --          70,642
Reissuing of treasury stock         --           --           --           --           6,000         6,000
Net loss at 6/12/97                 --           --           --        (78,270)         --         (78,270)
                              ----------   ----------   ----------   ----------    ----------    ----------
Total shareholders' equity
     At June 12, 1997         1 ,200,000   $    1,200   $  220,903   $ (222,103)   $     --      $     --
                              ==========   ==========   ==========   ==========    ==========    ==========


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report

(d) On August 18,1997, the Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of $8.00 per shares with net of proceeds of $1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. One half of these shares
         (125,000) were placed in escrow until May 1, 1998, subject to an additional payment by the purchaser of $4.00 per share on all 250,000 shares issued or ($1,000,000) in the event that the earnings per share for the Company for the calendar year ended December 31, 1997, exceeded a certain amount per share. If the earnings per share for fiscal year
         1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without further consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United State Securities
         Act of 1933, as amended.
(e)      Dividend Declaration and Legal Reserve
         At its ordinary shareholders' meeting held on August 1, 2001, KPD passed a resolution to pay a dividend at the rate of Baht 40 per share for a total of Baht 80,000,000 ($1.8 million), based on the results of its operations for 1999. Further, in accordance with Thai law, a legal reserve was created, equal to 5% of the total net profit for the year on which the dividend is based. The 5% net profit reserve is required by Thai law each time dividend is declared; until such reserve reaches
         10% of the Company's authorized share capital.

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

The provision for income taxes consists of the following:
                                                 June 30, 2002    June 30, 2001
                                                 -------------    -------------
Current income tax (payable)
       United States                             $        --               --
       Foreign                                      (4,067,303)   $  (1,247,012)
                                                 -------------    -------------
                                                    (4,067,303)      (1,247,012)
Deferred income tax
       United States                                      --               --
       Foreign                                        (322,776)        (111,544)
                                                 -------------    -------------
                                                      (322,776)        (111,544)
                                                 -------------    -------------

Net income tax expense                           $  (4,390,079)   $  (1,358,556)
                                                 =============    =============

         Pre-tax  income for foreign  companies for the quarters  ended June 30,
2002,   was   $14,633,231.   Current  taxes  payable  are  included  in  current
liabilities.

The components of deferred income tax assets and liabilities were:
                                                                June 30, 2002      December 31, 2001
                                                              -----------------    -----------------
Provision for doubtful accounts and investment obsolescence   $       4,117,192    $       3,795,411
Net operating loss carried forward                                      217,027               21,081
                                                              -----------------    -----------------
                                                                      4,334,219            3,816,492
Less: valuation allowance                                              (470,330)            (275,379)
                                                              -----------------    -----------------

Deferred income tax assets                                    $       3,863,889    $       3,541,113
                                                              =================    =================

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report


         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                                  For six months ended June 30,
                                                         2002              2001
                                                  -----------       -----------
Standard income tax rate                               35.00%            35.00%
Foreign tax rate difference                            (5.20%)           (5.28%)
Less: valuation allowance                               1.38%             1.95%
                                                  -----------       -----------
Effective income tax rate                              31.18%            31.67%
                                                  ===========       ===========

         As of June 30, 2002, and December 31, 2001, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purposes of $194,476 and $21,081, respectively, that expire in years 2001 through 2004. A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report

11.      RELATED PARTY AND DIRECTOR TRANSACTIONS

         The Company and its subsidiaries  have business  transactions  with and have  advanced  funds to various  entities  affiliated  by common  ownership and control and to its officers,  directors and  shareholders.  Where management has considered it necessary, reserves have been provided for losses on collection of these  balances.  In certain  instances,  advances to affiliated  companies have been,  in turn,  advanced to other  related  parties,  including  directors  and shareholders of the company.  Of the  $10,047,298  and $12,105,524  shown in the following schedule as receivable from King Power  International Co., Ltd. (KPI), as of June 30, 2002,  and December 31, 2001,  respectively,  reserves  have been provided for  $1,317,645  and  $1,293,470,  respectively.  Of the $3,848,578 and
$3,455,458  shown on the  following  schedule as  receivable  from King Power On
Board Sales and Services Co., Ltd.  (KPO), as of June 30, 2002, and December 31,
2001,  respectively,  reserves have been provided for $1,107,669 and $1,090,540,
respectively.   KPO's  operating  license  expires  in  April,   2002,  and  its
application for renewal is pending.  If not renewed,  its management  intends to cease operations.  The payment of the net,  unreserved  receivables from KPI and
KPO are  personally  guaranteed  by two  officer/director/  shareholders  of the
Company  who have  collateralized  their  guarantee  by the pledge of  9,373,000 shares of the Company's stock.

Balances at June 30, 2002, and December 31, 2001, with related companies and directors are as follows (in $000s)

                                                   ------------------------------------------------------------------------------
                                                                   Loans to and receivables from related
                                                                       Companies and Directors
As of June 30, 2002                                 Accounts              Interest & other   Management Fee              Accounts
                                                   Receivable    Loans       receivables      Receivables     Total       Payable
                                                   ------------------------------------------------------------------------------
King Power International Co., Ltd.                     447        8,389          1,107              105       10,048         --
Forty Seven Co., Ltd.                                 --          2,507            613             --          3,120         --
Downtown D.F.S. (Thailand) Co., Ltd.                   407        2,311            319            2,220        5,257         --
Top China Group Co., Ltd.                             --            241             12             --            253         --
Lengle (Thailand) Co., Ltd.                           --            866             88             --            954         --
Lengle TAT Phnom Penh Duty Free Co., Ltd.               50         --             --               --             50         --
King Power On Board Sales and Services Co., Ltd.      --          3,542            307             --          3,849          101
Thai Nishigawa International Co., Ltd.                --           --             --               --           --            131
Niji (Thailand) Co., Ltd.                             --           --             --               --           --            160

                                                   ------------------------------------------------------------------------------
                                                       904       17,856          2,446            2,325       23,531          392
Less: provision for doubtful accounts:
         Related companies                            (407)      (7,919)        (1,464)          (2,220)     (12,010)        --
                                                   ------------------------------------------------------------------------------
Total                                                  497        9,937            982              105       11,521          392
                                                   ==============================================================================

Director - to/(from)                                  --            241           --               --            241         --
                                                   ==============================================================================





                                       KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                             FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                                                    See Accountants' Review Report


                                                   ------------------------------------------------------------------------------
                                                                   Loans to and receivables from related
                                                                       Companies and Directors
As of June 30, 2001                                 Accounts              Interest & other   Management Fee              Accounts
                                                   Receivable    Loans       receivables      Receivables     Total       Payable
                                                   ------------------------------------------------------------------------------
King Power International Co., Ltd.                   1,196       10,233            599               75       12,103         --
Forty Seven Co., Ltd.                                 --          2,356            553             --          2,909         --
Downtown D.F.S. (Thailand) Co., Ltd.                   382        2,171            278            2,086        4,917         --
Top China Group Co., Ltd.                             --            226              9             --            235         --
Lengle (Thailand) Co., Ltd.                           --            814             74             --            888         --
Lengle TAT Phnom Penh Duty Free Co., Ltd.               50         --             --               --             50         --
King Power On Board Sales and Services Co., Ltd.       136        3,147            168             --          3,451         --
Thai Nishigawa International Co., Ltd.                --           --             --               --           --             43
Niji (Thailand) Co., Ltd.                             --           --             --               --           --             94

                                                   ------------------------------------------------------------------------------
                                                     1,764       18,947          1,681            2,161       24,553          137
Less: provision for doubtful accounts:
         Related companies                            (382)      (7,659)        (1,205)          (2,086)     (11,332)        --
                                                   ------------------------------------------------------------------------------
Total                                                1,382       11,288            476               75       13,221          137
                                                   ==============================================================================

Director - to/(from)                                  --           --             --               --           --           --
                                                   ==============================================================================


Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As of June 30, 2002, and December 31, 2001, KPD has accrued concession fees amounting to $3,698,078 and $2,737,366, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report


         Effective July 1, 2001, KPD and KPT increased the interest rate charged for new loans to related companies from a range of 2%-2.50% to 8.45%, reflecting the increase in borrowing costs to KPD and KPT. The new rates apply to total loans outstanding of each related company that borrowed additional funds from KPD or KPT during 2001 and 2002. For related companies that did not require additional loans from KPD and KPT, the interest rate charged to them did not change. The Company had operating transactions with related parties and directors as follows (in $000s):

                                               For the six months ended June 30,

                                                    2002                 2001
                                               ------------         ------------
Related Companies
  Sales                                        $        389         $        381
  Interest income                                       648                   92
  Management fee income                                 262                 --
  Purchases                                           4,142                  689
  Concession fees                                    11,229                6,639
  Purchases - assets                                      9                 --
   Service                                     $        191         $       --

12.      COMMITMENTS AND CONTINGENT LIABILITIES (see Note 7)

Lease commitments
         As of June 30, 2002, KPD and KPT had leasing commitments for office space under non-cancelable operating lease agreements in excess of one year. The obligations of the subsidiary companies under these lease agreements are set forth as follows:

                                                             KPT          KPD
                                                          ---------    ---------

          2002                                            $  25,988    $ 211,167
          2003                                               51,976      362,943
          2004                                               12,994         --
       Thereafter                                         $    --      $    --

Letters of guarantee
         As of June 30, 2002, and December 31, 2001, KPT and KPD were contingently liable for bank guarantees totaling $17.75 million and $16.95 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.

Unused letters of credit
         As of June 30, 2002, and December 31, 2001, KPD and KPT have unused letters of credit totaling $1.41 million and $7.99 million, respectively.

Land Acquisition
         On June 17, 2002, KPD contracted to acquire two tracts of land for a total price of 311.34 million Baht ($7,491,698 at June 30, 2002, exchange rates), of which 80.63 million Baht ($1,940,277) has been paid directly to the seller or deposited with KPD's agent for payment in September and is included in Investments and Other Assets in the accompanying balance sheet. Under the terms of the contract, KPD will owe the balance of 39.6 million Baht ($952,885 at June 30, 2002 exchange rates) on the first tract on December 14, 2002. The balance of
191.11 million Baht ($4,598,731 at June 30, 2002 exchange rates) due on the second tract is payable 21.23 million Baht ($510,950) on October 14, 2002, and
169.88 million Baht ($4,087,781) between the first and second anniversaries of the contract, respectively.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report


13.      ACQUISITION OF MINORITY INTERESTS

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

                                                                                           Adjustment
Quarters Ended June 30, 2002                 Duty Free       Tax Free         All             and
                                              Retail          Retail         Others       Elimination     Consolidated
                                           ------------    ------------   ------------    ------------    ------------

Segment Information
  Revenue from external customers                69,588         14,707            --              --            84,295
  Cost of merchandise sold                       34,390          6,105            --              --            40,495
  Concession fees                                11,229          4,688            --              --            15,917
  Gross profit                                   23,969          3,914            --              --            27,883
  Interest Income                                   675            144              16             (84)            751
  Interest expense                                  754             49              45             (84)            764
  Segment net income (loss)                       9,216          1,028           9,226          (9,782)          9,688
  Segment total assets                           72,109         12,293          32,789         (34,471)         82,720
  Expenditures for segment assets                 2,223             74            --              --             2,297
  Depreciation expense                              567            146            --              --               713
  Unrealized gain (loss) on exchange                 95             (2)            (91)           --                 2
  Deferred income tax assets                      2,605          1,237              22            --             3,864

                                                                                                           Long-lived
                                                                                            Revenue          Assets
                                                                                          ------------    ------------
Geographic Information
Bangkok                                                                                         80,419           5,200
  Northern Thailand region                                                                       1,052             152
  Southern Thailand region                                                                       2,824             180
                                                                                          ------------    ------------
       Total                                                                                    84,295           5,532
                                                                                          ============    ============



            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                         See Accountants' Review Report


                                                                                           Adjustment
Quarters Ended June 30, 2001                 Duty Free       Tax Free         All             and
                                              Retail          Retail         Others       Elimination     Consolidated
                                           ------------    ------------   ------------    ------------    ------------

Segment Information
  Revenue from external customers                44,623          13,320           --                (9)         57,934
  Cost of merchandise sold                       22,703           5,398           --                (9)         28,092
  Concession fees                                 6,639           4,325           --              --            10,964
  Gross profit                                   15,280           3,598           --              --            18,878
  Interest Income                                   154              17             16            --               187
  Interest expense                                  587              22           --              --               609
  Segment net income (loss)                       3,149            (173)         2,587          (2,817)          2,746
  Segment total assets                           43,402          11,323         18,252         (20,562)         52,415
  Expenditures for segment assets                     6            --             --              --                 6
  Depreciation expense                              541             151           --              --               692
  Unrealized gain (loss) on exchange                 76              (3)            21            --                94
  Deferred income tax assets                      2,311           1,176             20            --             3,507


                                                                                                           Long-lived
                                                                                            Revenue          Assets
                                                                                          ------------    ------------
Geographic Information
Bangkok                                                                                         55,661           3,584
  Northern Thailand region                                                                         250              51
  Southern Thailand region                                                                       2,023              71
                                                                                          ------------    ------------
       Total                                                                                    57,934           3,706
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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended June 30, 2002:

          Loss on foreign exchange, net                 $(50,009)

The calculation of loss on foreign exchange, net of $(50,009) is shown in charts labeled A and B, respectively.


                                     CHART A

The calculation of unrealized gain on foreign exchange of US$131,059 was calculated on an accumulated basis with quarterly adjustment on financial obligations, receivable and cash on hand in foreign currency as shown below:


Account payable in foreign currency as of 30/6/02
-------------------------  -----------------  ----------------------  -----------------
        Currency                Amount              Exchange Rate           Total
                                                      30/06/02
-------------------------  -----------------  ----------------------  -----------------
    Austria Shilling                   (43)                 23.7088            (1,021)
-------------------------  -----------------  ----------------------  -----------------
       Swiss Franc                33,329.21                 28.0776            935,804
-------------------------  -----------------  ----------------------  -----------------
   German Deutschmark             40,046.46                 19.6642            787,482
-------------------------  -----------------  ----------------------  -----------------
         Europe                  524,004.68                 41.3857         21,686,300
-------------------------  -----------------  ----------------------  -----------------
      French Franc                50,615.16                  5.9052            298,893
-------------------------  -----------------  ----------------------  -----------------
 British Pound Sterling           18,138.82                 63.8757          1,158,630
-------------------------  -----------------  ----------------------  -----------------
    Hong Kong Dollar             461,735.15                  5.3535          2,471,899
-------------------------  -----------------  ----------------------  -----------------
      Italian Lire            18,274,812.00                  0.0200            365,496
-------------------------  -----------------  ----------------------  -----------------
   Netherlands Guilder             1,217.33                 17.4462             21,238
-------------------------  -----------------  ----------------------  -----------------
    Singapore Dollar              11,590.04                 23.7048            274,740
-------------------------  -----------------  ----------------------  -----------------
        US Dollar              2,580,690.66                 41.6701        107,537,638
-------------------------  -----------------  ----------------------  -----------------
          Total                                                            135,537,099
-------------------------  -----------------  ----------------------  -----------------
BALANCE PER GENERAL LEDGER                                                 138,037,529
                                                                      -----------------
Unrealized gain on account payable in foreign currency 30/06/02              2,500,430
                                                                      -----------------
Unrealized gain on account payable in foreign currency 01/01/02              2,922,719
                                                                      -----------------
Net unrealized gain on account payable in foreign currency 30/06/02          5,423,149
                                                                      -----------------



Loan from bank (Trust receipt) in foreign currency as of 30/6/02
-------------------------  -----------------  ----------------------  -----------------
        Currency                Amount              Exchange Rate           Total
                                                      30/06/02
-------------------------  -----------------  ----------------------  -----------------
    Australia Dollar              30,342.46                 23.7088            719,383
-------------------------  -----------------  ----------------------  -----------------
      Swiss Franc                161,618.40                 28.0776          4,537,857
-------------------------  -----------------  ----------------------  -----------------
         Europe                  233,109.55                 41.3857          9,647,402
-------------------------  -----------------  ----------------------  -----------------
 British Pound Sterling           12,055.97                 63.8757            770,084
-------------------------  -----------------  ----------------------  -----------------
    Hong Kong Dollar           2,665,380.40                  5.3535         14,269,114
-------------------------  -----------------  ----------------------  -----------------
      Japanese Yen             2,596,150.00                 0.35020            909,172
-------------------------  -----------------  ----------------------  -----------------
    Singapore Dollar              27,062.03                 23.7048            641,500
-------------------------  -----------------  ----------------------  -----------------
       US Dollar                 529,147.58                 41.6701         22,049,633
-------------------------  -----------------  ----------------------  -----------------
         Total                                                              53,544,145
-------------------------  -----------------  ----------------------  -----------------
BALANCE PER GENERAL LEDGER                                                   3,832,993
                                                                      -----------------
Unrealized gain on Trust Receipt in foreign currency 30/6/02                   288,848
                                                                      -----------------
Unrealized loss on Trust Receipt in foreign currency 01/01/02                 (46,087)
                                                                      -----------------
Net unrealized gain on Trust Receipt in foreign currency 30/6/02               242,761
                                                                      -----------------
Net unrealized gain on accounts payable in foreign currency 30/6/02          5,423,149
                                                                      -----------------
Net unrealized gain on exchange rate as at 30/6/02                           5,665,910
                                                                      -----------------
                                       US$ = 131,059              (US$1 = 43.2317 Baht)




                                     CHART B

The  calculation  of  unrealized  loss on foreign  exchange  of  US$129,324  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Unrealized loss on Cash on hand as at 30/06/02
-------------------------  -----------------  ----------------------  -----------------
        Currency                Amount              Exchange Rate           Total
                                                      30/06/02
-------------------------  -----------------  ----------------------  -----------------
    Australian Dollar             24,571.04                 23.2740            571,866
-------------------------  ----------------   ----------------------  -----------------
     Canadian Dollar                 520.00                 27.3705             14,233
-------------------------  -----------------  ----------------------  -----------------
       Swiss Franc                   190.00                 27.7729              5,277
-------------------------  -----------------  ----------------------  -----------------
   China Renminbi Yuan           234,025.00                  5.0118          1,172,887
-------------------------  -----------------  ----------------------  -----------------
         Europe                  133,515.00                 40.8558          5,454,862
-------------------------  -----------------  ----------------------  -----------------
 British Pound Sterling          296,515.53                63.22910         18,748,410
-------------------------  -----------------  ----------------------  -----------------
    Hong Kong Dollar             861,580.10                  5.3117          4,576,455
-------------------------  -----------------  ----------------------  -----------------
      Japanese Yen            26,678,571.00                  0.3457          9,223,316
-------------------------  -----------------  ----------------------  -----------------
       Korean Won             17,316,000.00                  0.0348            602,597
-------------------------  -----------------  ----------------------  -----------------
    Singapore Dollar              29,016.00                 23.4149            679,407
-------------------------  -----------------  ----------------------  -----------------
    Taiwanese Dollar             176,550.00                  1.2390            218,745
-------------------------  -----------------  ----------------------  -----------------
        US Dollar              2,022,485.97                 41.4789         83,890,493
-------------------------  -----------------  ----------------------  -----------------
          Total                                                            125,158,548
-------------------------  -----------------  ----------------------  ------------------
BALANCE PER GENERAL LEDGER                                                  124,786,212
                                                                      ------------------
Unrealized gain from cash on hand in foreign currency 30/6/02                   372,336
                                                                      ------------------
Unrealized loss from cash on hand in foreign currency 01/01/02              (1,674,813)
                                                                      ------------------
Net unrealized loss from loss on hand in foreign currency 30/06/02          (1,302,477)
                                                                      ------------------



Unrealized Loss on Account receivable as of 30/06/02
-------------------------    -----------------    ----------------------    -----------------
        Currency                  Amount                Exchange Rate             Total
                                                          30/06/02
-------------------------    -----------------    ----------------------    -----------------
         Swiss Franc                 7,535.60                27.7729                 209,286
-------------------------    -----------------    -----------------------    ----------------
           Europe                    3,917.00                    40.8558             160,032
-------------------------    -----------------    -----------------------    ----------------
   British Pound Sterling              628.59                    63.2291              39,745
-------------------------    -----------------    -----------------------    ----------------
      Hong Kong Dollar               6,288.00                     5.3117              33,400
-------------------------    -----------------    -----------------------    ----------------
      Singapore Dollar               1,299.80                    23.4149              30,435
-------------------------    -----------------    -----------------------    ----------------
          US Dollar                202,900.59                    41.4789           8,416,093
-------------------------    -----------------    -----------------------    ----------------
            Total                                                                  8,888,991
-------------------------    -----------------    -----------------------    ----------------
BALANCE PER GENERAL LEDGER                                                         9,179,931
                                                                             ----------------
Unrealized loss from account receivable 30/6/02                                    (290,940)
                                                                             ----------------
Unrealized loss from account receivable 01/01/02                                    (81,342)
                                                                             ----------------
Net unrealized loss from account receivable in foreign currency 30/06/02           (372,282)
                                                                             ----------------
Net unrealized loss from cash on hand in foreign currency 30/06/02               (1,302,477)
                                                                             ----------------
Net unrealized exchange loss as of 30/06/02                                      (1,674,759)
                                                                             ----------------



Unrealized Loss From advanced from companies as at 30/06/02
--------------------- ------------------ ------------------------ --------------------
   Currency              Amount Baht       Exchange rate                Total
                                             30/06/02                     US$
--------------------- ------------------ ------------------------ --------------------
Baht Currency             71,062,000.91                  41.558             1,709,948
--------------------- ------------------ ------------------------ --------------------
BALANCE PER GENERAL LEDGER                                                  1,619,363
                                                                  --------------------
Net unrealized loss on advanced 30/06/02                                     (90,584)
                                                                  --------------------
                                  US$ = (129,324)         (US$1 =  43.2317 Baht)



NET FOR UNREALIZED GAIN / (LOSS) EXCHANGE OF 30/06/02
-----------------------------------------------------

                                                                  (BAHT)         (US)
                                                                ----------    ----------
Net unrealized exchange gain as of 30/06/02                      5,665,910
Net unrealized loss on exchange rate as at 30/06/02             (1,674,759)
                                                                ----------
     NET UNREALIZED EXCHANGE                                     3,991,152        92,320
                                                                ----------
Net unrealized exchange GAIN KPG (US) as of 30/06/02                             (90,584)
                                                                              ----------
     NET UNREALIZED EXCHANGE                                                       1,736

NET FOR REALIZED GAIN/(LOSS) EXCHANGE OF 30/06/02
Net realized loss on exchange rate of KPT as at 30/06/02        (9,677,577)
Net realized gain on exchange rate of KPD as at 30/06/02         7,440,578
                                                                ----------
     NET REALIZED EXCHANGE                                      (2,236,999)      (51,745)
                                                                ----------
Net realized gain on exchange rate of KPG (US) as at 30/06/02                          0
                                                                              ----------
     NET REALIZED EXCHANGE                                                       (51,745)
                                                                              ----------

TOTAL NET REALIZED /UNREALIZED EXCHANGE RATE                                    (50,009)


(3)      Results of  operations,  comparing  six months  ended June 30, 2002 and
         2001

Sales revenue for the six months ended June 30, 2002, was approximately $84.3 million compared to approximately $57.9 million for 2001. This increase is directly attributable to the Company's ability to obtain additional space from the AAT to operate the Duty Free business throughout international airports in Thailand, starting from January 1, 2002. Furthermore, according to the statistical compilation provided by the Bangkok International Airport, the number of international passengers traveling through its premises from January to June, 2002 has increased 4.36% from the same period last year.

The cost of merchandise sold for the six months ended June 31, 2002 and 2001, was approximately $40.5 million and $28.1 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold. The ratio of the concession fees paid to the AAT, comparing the six months ended June 30, 2002, to the same period in 2001, increased from 18.87% in 2001 to 18.88% in 2002. This slight increase is due to concession fee structure of KPT is being based on fixed amount with additional annual increment. The volume of sales generated from KPT for the six months ended June 30, 2002 has not kept up with such increment thus caused the increase in the ratio of the concession fees paid to the AAT. However, due to the increase in sales volume generated from the KPD's operation, such percentage increase of concession fee has been kept at minimal. Management anticipates that possible reduction in the ratio of these fees may result from the continuing increase in sales volume generated from the KPD's operation.

Selling and administrative expenses were approximately $14.0 million for the six months ended June 30, 2002, and approximately $14.8 million for the same period in 2001. In terms of percentage of sales, 2002 expenses were approximately 16.60% of sales and 2001 expenses were approximately 25.50% of sales. This decrease is associated with decrease in sales promotional campaign which are in-line with Management's expectation as the competition has been lessen due to the Company's ability to expand the shopping space at the international airports in Thailand.

Net income for the six months ended June 30, 2002, was approximately $9.2 million, or $0.46 per share (basic), and approximately $2.6 million, or $0.13 per share (basic), for the six months ended June 30, 2001.

The ratio of inventory divided by revenue for the six months ended June 30, 2002 and 2001, was approximately 41.64% and 35.47%, respectively. This increase is caused by the larger volume of merchandised orders required by the Company's suppliers for their financial viability to support the new and improved lines of products developed and initiated by the Company.


(4)      Results of operations,  comparing  three months ended June 30, 2002 and
         2001

Sales revenue for the three months ended June 30, 2002 was approximately $39.8 million compared to approximately $26.3 million for 2001. This increase is directly attributable to the Company's ability to obtain additional space from the AAT to operate the Duty Free business throughout international airports in Thailand, starting from January 1, 2002. Furthermore, according to the statistical compilation provided by the Bangkok International Airport, the number of international passengers traveling through its premises from April to June, 2002 has increased 4.28% from the same period last year.

The cost of merchandise sold for the three months ended June 30, 2002, and 2001, was approximately $19.7 million and $12.3 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold. The ratio of the concession fees paid to the AAT, comparing the three months ended June 30, 2002, to the same period in 2001, reduced from 19.69% in 2001 to 18.98% in 2002. This decrease is due to concession fee structure of KPT is being based on fixed amount. Management anticipates that a further reduction in the ratio of these fees may result from the increase in sales volume generated from the upcoming high seasons during the last half of the year.

Selling and administrative expenses were approximately $7.4 million for the three months ended June 30, 2002, and approximately $7.8 million for the same period in 2001. In terms of percentage of sales, 2002 expenses were approximately 18.53% of sales and 2001 expenses were approximately 29.52% of sales. This decrease is associated with decrease in sales promotional campaign which are in-line with Management's expectation as the competition has been lessen due to the Company's ability to expand the shopping space at the international airports in Thailand.

Net income for the three months ended June 30, 2002, was approximately $3.2 million, or $0.16 per share (basic), and approximately $0.6 million, or $0.03 per share (basic), for the three months ended June 30, 2001.

(5)      Liquidity and Capital Resources

For the quarter ended June 30, 2002, and the year ended December 31, 2001, the Company had working capital of approximately $15.6 million and $5.1 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(6)      Monetary Assets and Liabilities Denominated in Thai Baht

As of June 30, 2002, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                             US DOLLARS

Cash and equivalents                                         2,018,813
Trade Accounts Receivable                                      890,979
Refundable value-added-tax                                   1,025,683
Advance to related companies                                10,177,688
Deferred income tax assets                                   3,863,889
Restricted deposit                                          17,108,791
Other current assets                                         3,592,626
Other non-current assets                                       226,224

         TYPE OF MONETARY LIABILITY                         US DOLLARS

Bank overdraft & loan                                       26,657,770
Current portion of long-term debt                              427,561
Accounts Payable                                             8,072,329
Concession fees                                              3,698,582
Other current liabilities                                    6,845,052
Long-term loan - net                                           147,883

(7)      Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - NONE

Part II - Other Information

Item 1 -  Legal Proceedings
                  None

Item 2 - Changes in Securities
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June, 2002.

The following seven persons were elected as Directors to serve for a year.

NAME                                VOTES FOR                   VOTES AGAINST
Vichai Raksriaksorn                 19,523,506                       112
Viratana Suntaranond                19,523,506                       112
Aimon Boonkhundha                   19,523,506                       112
Suwan Panyapas                      19,523,506                       112
Dharmnoon Prachuabmoh               19,523,506                       112
Chulchit Bunyaketu                  19,523,506                       112
Preeyaporn Thavornun                19,523,506                       112

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
                  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.



KING POWER INTERNATIONAL GROUP CO., LTD.





By:  /s/ Vichai Raksriaksorn
     ----------------------------------------------------------
     Vichai Raksriaksorn, President and Chief Executive Officer
     August 9th, 2002





By:  /s/  Viratana Suntaranond
     ----------------------------------------------------------
     Viratana Suntaranond, Chief Financial Officer
     August 9th, 2002