Form 10-Q/A
period 2002-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 2002-08-19
CIK 787690

FORM 10-Q/A
--------------------------------------------------------------------------------
                  For the quarterly period ended June 30, 2002

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


         As of June 30, 2002 and December 31, 2001, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 80.74 million ($
1,942,827) and Baht 80.74 million ($ 1,825,582), respectively, bearing interest at the Minimum Overdraft Rate ("MOR") plus 1.00% - 1.50% per annum. For the six months ended June 30, 2002 the average rate of MOR was 3.00% - 8.00% per annum, and for the year ended December 31, 2001 the average rate MOR was 3.00% - 8.25% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note 3)
         As of June 30, 2002 and December 31, 2001,  trust receipts  incurred by
KPD and KPT bear  interest at the rates  varying  from 4.00% - 8.75% and 4.56% -
9.00% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD, together with a related company.
         As of June 30, 2002 and December 31, 2001, the Company has a short-term loan with various commercial banks in Thailand, bearing interest at rates of 2.56% - 7.50% and 2.875% - 8.75%per annum, respectively, and are collateralized by fixed deposits and guaranteed by a director.

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


                                                   ------------------------------------------------------------------------------
                                                                   Loans to and receivables from related
                                                                       Companies and Directors
As of December 31, 2001                             Accounts              Interest & other   Management Fee              Accounts
                                                   Receivable    Loans       receivables      Receivables     Total       Payable
                                                   ------------------------------------------------------------------------------
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


                                     CHART A

The calculation of unrealized gain on foreign exchange of US$131,059 was calculated on an accumulated basis with quarterly adjustment on financial obligations, receivable and cash on hand in foreign currency as shown below:


Account payable in foreign currency as of 30/6/02
-------------------------  -----------------  ----------------------  -----------------
        Currency                Amount              Exchange Rate           Total
                                                      30/06/02
-------------------------  -----------------  ----------------------  -----------------
    Austria Shilling                   (43)                 23.7088            (1,021)
-------------------------  -----------------  ----------------------  -----------------
       Swiss Franc                33,329.21                 28.0776            935,804
-------------------------  -----------------  ----------------------  -----------------
   German Deutschmark             40,046.46                 19.6642            787,482
-------------------------  -----------------  ----------------------  -----------------
         Europe                  524,004.68                 41.3857         21,686,300
-------------------------  -----------------  ----------------------  -----------------
      French Franc                50,615.16                  5.9052            298,893
-------------------------  -----------------  ----------------------  -----------------
 British Pound Sterling           18,138.82                 63.8757          1,158,630
-------------------------  -----------------  ----------------------  -----------------
    Hong Kong Dollar             461,735.15                  5.3535          2,471,899
-------------------------  -----------------  ----------------------  -----------------
      Italian Lire            18,274,812.00                  0.0200            365,496
-------------------------  -----------------  ----------------------  -----------------
   Netherlands Guilder             1,217.33                 17.4462             21,238
-------------------------  -----------------  ----------------------  -----------------
    Singapore Dollar              11,590.04                 23.7048            274,740
-------------------------  -----------------  ----------------------  -----------------
        US Dollar              2,580,690.66                 41.6701        107,537,638
-------------------------  -----------------  ----------------------  -----------------
          Total                                                            135,537,099
-------------------------  -----------------  ----------------------  -----------------
BALANCE PER GENERAL LEDGER                                                 138,037,529
                                                                      -----------------
Unrealized gain on account payable in foreign currency 30/06/02              2,500,430
                                                                      -----------------
Unrealized gain on account payable in foreign currency 01/01/02              2,922,719
                                                                      -----------------
Net unrealized gain on account payable in foreign currency 30/06/02          5,423,149
                                                                      -----------------



Loan from bank (Trust receipt) in foreign currency as of 30/6/02
-------------------------  -----------------  ----------------------  -----------------
        Currency                Amount              Exchange Rate           Total
                                                      30/06/02
-------------------------  -----------------  ----------------------  -----------------
    Australia Dollar              30,342.46                 23.7088            719,383
-------------------------  -----------------  ----------------------  -----------------
      Swiss Franc                161,618.40                 28.0776          4,537,857
-------------------------  -----------------  ----------------------  -----------------
         Europe                  233,109.55                 41.3857          9,647,402
-------------------------  -----------------  ----------------------  -----------------
 British Pound Sterling           12,055.97                 63.8757            770,084
-------------------------  -----------------  ----------------------  -----------------
    Hong Kong Dollar           2,665,380.40                  5.3535         14,269,114
-------------------------  -----------------  ----------------------  -----------------
      Japanese Yen             2,596,150.00                 0.35020            909,172
-------------------------  -----------------  ----------------------  -----------------
    Singapore Dollar              27,062.03                 23.7048            641,500
-------------------------  -----------------  ----------------------  -----------------
       US Dollar                 529,147.58                 41.6701         22,049,633
-------------------------  -----------------  ----------------------  -----------------
         Total                                                              53,544,145
-------------------------  -----------------  ----------------------  -----------------
BALANCE PER GENERAL LEDGER                                                  53,832,993
                                                                      -----------------
Unrealized gain on Trust Receipt in foreign currency 30/6/02                   288,848
                                                                      -----------------
Unrealized loss on Trust Receipt in foreign currency 01/01/02                 (46,087)
                                                                      -----------------
Net unrealized gain on Trust Receipt in foreign currency 30/6/02               242,761
                                                                      -----------------
Net unrealized gain on accounts payable in foreign currency 30/6/02          5,423,149
                                                                      -----------------
Net unrealized gain on exchange rate as at 30/6/02                           5,665,910
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