Form 10-Q
period 2002-09-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 2002-11-14
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                For the quarterly period ended September 30, 2002

(Mark One)

   X     QUARTERLY  REPORT  PURSUANT  TO SECTION  13 0R 15(d) OF THE  SECURITIES
------   EXCHANGE ACT 0F 1934

         TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
------   EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6th September, 2002: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.
              Form 10-Q for the Quarterly ended September 30, 2002

                                Table of Contents


                                                                            Page
Part I - Financial Information
         Item 1 Financial statements                                          3
         Item 2 Management's Discussion and Analysis or Plan of Operation    25
         Item 4 Controls and Procedures                                      31

Part II - Other Information
         Item 1 Legal Proceeding                                             31
         Item 2 Changes in Securities                                        32
         Item 3 Defaults Upon Senior Securities                              32
         Item 4 Submission of Matters to a Vote of Securities Holders        32
         Item 5 Other Information                                            32
         Item 6 Exhibits and Reports on Form 8-K                             33

Part I - Financial Information
Item 1 Financial statements

                     Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.




                                        SMITH, GRAY, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas
November 13, 2002


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                September 30,   December 31,
                                                                       Note            2002          2001
                                                                               -------------   -------------
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                $   4,101,281   $   3,955,240
      Trade accounts receivable                                                      385,891         676,073
      Refundable value added tax                                         4           633,473         626,537
      Trade accounts and management fee receivable from related
         companies, net                                                 11           281,035       1,455,691
      Merchandise inventories, net                                                32,517,568      21,185,208
      Restricted fixed deposits                                          3        15,219,721      11,650,467
      Deferred income tax assets                                        10         3,723,057       3,541,113
      Prepaid expenses                                                               141,896         416,176
      Other current assets                                                         2,307,462         315,409
                                                                               -------------   -------------
                   Total current assets                                           59,311,384      43,821,914

Property, plant and equipment, net                                       5         6,457,947       3,719,476
Loans and accrued interest from related companies and directors, net    11        10,097,184      11,764,840
Investments and other assets                                                       2,992,306         202,590
                                                                               -------------   -------------

        TOTAL ASSETS                                                           $  78,858,821   $  59,508,820
                                                                               =============   =============











The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                 September 30,     December 31,
                                                                       2002             2001
                                                         Note    -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft and bank loans                         6     $  20,213,549    $  21,562,684
     Current portion of long-term loan                     8           660,780           33,275
     Trade accounts payable                                         12,430,987       10,893,026
     Accrued concession fees                               7         4,603,778        2,737,366
     Accrued corporate income tax                                    5,250,890        1,391,145
     Other current liabilities                                       3,296,650        2,151,468
                                                                 -------------    -------------
                    Total current liabilities                       46,456,634       38,768,964
Long-term loan, net                                        8           297,860          140,245
                                                                 -------------    -------------
                    Total liabilities                               46,754,494       38,909,209
                                                                 -------------    -------------

Minority interest                                                    1,338,700          775,887

Shareholders' equity                                       9
     Common stock, $0.001 par value,
          100,000,000 shares authorized,
          20,250,000 shares issued and outstanding                      20,250           20,250
     Additional paid in capital                                     20,848,145       20,848,145
     Retained earnings (deficit)                                    12,063,173        1,446,618
     Legal reserve                                                      82,233           82,233
     Translation adjustments                                        (2,248,174)      (2,573,522)
                                                                 -------------    -------------
                    Total shareholders' equity                      30,765,627       19,823,724
                                                                 -------------    -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  78,858,821    $  59,508,820
                                                                 =============    =============








The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

                                                          Nine months ended September 30,     Three months ended September 30,
                                                  Note         2002               2001              2002               2001
                                                         -------------      -------------     -------------      -------------
Sales revenue                                            $ 123,170,813      $  84,988,638     $  38,875,649      $  27,055,057

Cost of sales
     Cost of merchandise sold                               60,657,056         40,840,993        20,162,097         12,748,939
     Concession fees                                7       23,940,152         16,173,612         8,022,680          5,210,067
                                                         -------------      -------------     -------------      -------------
               Total cost of sales                          84,597,208         57,014,605        28,184,777         17,959,006
                                                         -------------      -------------     -------------      -------------

Gross profit                                                38,573,605         27,974,033        10,690,872          9,096,051

Operating expenses
     Selling and administrative expenses                    22,490,393         21,287,189         8,498,155          6,513,329
     Provision for obsolescence stock                          376,887               --              71,535               --
                                                         -------------      -------------     -------------      -------------
               Total operating expenses                     22,867,280         21,287,189         8,569,690          6,513,329
                                                         -------------      -------------     -------------      -------------

     Income from operations                                 15,706,325          6,686,844         2,121,182          2,582,722

Other income (expense)
     Interest income                                           999,680            531,598           248,701            343,411
     Interest expense                                       (1,066,492)          (943,111)         (302,416)          (333,689)
     Gain (loss) on foreign exchange, net                      (66,800)           183,297           (16,791)            34,530
     Gain on investment in marketable securities                 2,586               --               2,586               --
     Other income                                              774,272            518,862           218,535            245,599
                                                         -------------      -------------     -------------      -------------
               Total other income (expense)                    643,246            290,646           150,615            289,851
                                                         -------------      -------------     -------------      -------------

Net income before income tax                                16,349,571          6,977,490         2,271,797          2,872,573

Income tax expense                                 10       (5,181,204)        (2,453,270)         (791,125)        (1,094,714)
                                                         -------------      -------------     -------------      -------------
Net income before minority interest                         11,168,367          4,524,220         1,480,672          1,777,859

Minority interest                                             (551,812)          (252,477)          (90,389)           (93,567)
                                                         -------------      -------------     -------------      -------------
Net income attributed to common shares                   $  10,616,555      $   4,271,743     $   1,390,283      $   1,684,292
                                                         =============      =============     =============      =============

Weighted average number of common shares
    outstanding                                             20,250,000         20,250,000        20,250,000         20,250,000

Basic earnings per share                                 $        0.52      $        0.21     $        0.07      $        0.08



The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

                                             Nine months ended September 30,    Three months ended September 30,
                                                    2002             2001              2002              2001
                                             --------------   --------------    --------------    --------------
Net income attributed to common shares       $   10,616,555   $    4,271,743    $    1,390,283    $    1,684,292
Other comprehensive income, net of tax:
   Foreign currency translation adjustment          325,348         (423,780)       (1,418,004)          342,045
                                             --------------   --------------    --------------    --------------


Comprehensive income                         $   10,941,903   $    3,847,963    $      (27,721)   $    2,026,337
                                             ==============   ==============    ==============    ==============
























The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001


                                                    Nine months ended September 30,    Three months ended September 30,
                                                          2002              2001              2002              2001
                                                   --------------    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $   10,616,555    $    4,271,743    $    1,390,283    $    1,684,292
Adjustments to reconcile net income, to net cash
   provided by (used in) operating activities:
                                                        1,146,184         1,042,810           433,343           350,457
   Depreciation expense
   Unrealized loss (gain) on foreign exchange             (85,945)          (74,852)          (84,209)           19,167
   Deferred income tax assets                            (181,944)           95,826           140,832           (15,718)
   Provision for obsolescence stock                       376,887              --              71,535              --
   Decrease (increase) in operating assets:
     Trade accounts receivable                            288,333          (221,712)          117,961          (274,089)
     Refundable valued added tax                           (6,936)          111,892           392,210           (35,666)
     Receivables and loans to related companies         2,832,736          (749,766)        1,463,788         1,476,026
        and directors
     Merchandise inventories                          (11,709,247)       (4,031,995)        2,508,206        (1,564,510)
     Prepaid expenses and other current assets         (1,717,773)         (244,697)       (1,612,868)          310,783
     Other long-term assets                            (2,789,716)           (4,776)         (823,568)            1,716
   Increase (decrease) in operating liabilities:
     Trade accounts payable                             1,566,898        (2,253,363)        1,008,036           181,806
     Advances from director                                  --            (446,186)             --          (2,054,859)
     Accrued concession fees                            1,866,412          (197,687)          905,196            48,230
     Other current liabilities                          5,004,928          (522,367)        1,473,382          (470,617)
     Minority interest                                    562,813           144,506            32,977            14,436
     Translation adjustments                              325,348          (423,780)       (1,418,004)          342,045
                                                   --------------    --------------    --------------    --------------
        Net cash provided by (used in) operating   $    8,095,533    $   (3,504,404)   $    5,999,100    $       13,499
             activities









The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001


                                                            Nine months ended September 30,    Three months ended September 30,

                                                                  2002              2001              2002              2001
                                                           --------------    --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                           $   (3,884,655)   $     (314,167)   $   (1,587,734)   $     (308,498)
   Purchases of fixed assets
   (Increase) decrease in restricted fixed deposits            (3,569,254)       (1,297,324)        1,889,071          (623,565)
                                                           --------------    --------------    --------------    --------------
    Net cash provided by (used in) investing activities        (7,453,909)       (1,611,491)          301,337          (932,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank overdrafts                 388,402           119,792           986,263            27,400
     Proceeds from (repayment of) bank loans                   (1,776,753)        4,844,881        (8,763,734)          948,161
     Proceeds from (repayment of) long-term loan                  785,119           (28,556)          383,195            (4,596)
                                                           --------------    --------------    --------------    --------------
     Net cash provided by (used in) financing activities         (603,232)        4,936,117        (7,394,276)          970,965

Effect of exchange rate changes on cash and cash
     equivalents                                                  107,649            (7,519)          137,777           (10,041)
                                                           --------------    --------------    --------------    --------------
Net increase in cash and cash equivalents                         146,041          (187,297)         (956,062)           42,360
Cash and cash equivalents, beginning of period                  3,955,240         2,633,890         5,057,343         2,404,233
                                                           --------------    --------------    --------------    --------------

Cash and cash equivalents, end of period                        4,101,281         2,446,593         4,101,281         2,446,593
                                                           ==============    ==============    ==============    ==============

Supplemental cash flow information
     Cash paid during the period:
          Interest                                         $    1,200,362    $      852,062    $      426,431    $      278,504
          Income taxes                                     $    3,099,667    $    2,474,362    $    1,662,898    $    1,809,429














The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report


                                                                     (UNAUDITED)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001 (in US $)



                                                    Common Stock            Additional   Comprehensive     Retained
                                                Shares         Amount    Paid in Capital     Income        Earnings
                                             -----------------------------------------------------------------------
Balances at January 1, 2001                   20,250,000         20,250     20,848,145                    (3,018,454)
Net Income                                                                                  4,271,743      4,271,743
Other comprehensive income, net of tax
   Reserve                                                                                                   (82,233)
   Foreign currency translation adjustment                                                   (423,780)
                                                                                          -----------
Comprehensive Income                                                                        3,847,963
                                             ---------------------------------------------===========---------------
Balances at September 30, 2001                20,250,000         20,250     20,848,145                     1,171,056
                                             =========================================                   ===========

Balances at January 1, 2002                   20,250,000         20,250     20,848,145                     1,446,618
Net Income                                                                                 10,616,555     10,616,555
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                    325,348
                                                                                          -----------
Comprehensive Income                                                                       10,941,903
                                             ---------------------------------------------===========---------------
Balances at September 30, 2002                20,250,000         20,250     20,848,145                    12,063,173
                                             =========================================                   ===========


                                                            Accumulated
                                                               Other
                                                Legal      Comprehensive
                                               Reserve        Income          Total
                                             -----------------------------------------

Balances at January 1, 2001                                  (2,250,195)    15,599,746
Net Income                                                                   4,271,743
Other comprehensive income, net of tax
   Reserve                                        82,233                          --
   Foreign currency translation adjustment                     (423,780)      (423,780)

Comprehensive Income
                                             -----------------------------------------
Balances at September 30, 2001                    82,233     (2,673,975)    19,447,709
                                             =========================================

Balances at January 1, 2002                       82,233     (2,573,522)    19,823,724
Net Income                                                                  10,616,555
Other comprehensive income, net of tax
   Foreign currency translation adjustment                      325,348        325,348

Comprehensive Income
                                             -----------------------------------------
Balances at September 30, 2002                    82,233     (2,248,172)    30,765,627
                                             =========================================









The accompanying notes are an integral part of these consolidated financial statements
                         See Accountants' Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report

         Marketable Securities - Securities held for trading are marked to market at year-end with the resulting gain or loss being included in current income.
         Foreign Currency Translation and Transactions - The financial position and results of operations of the Company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the prevailing exchange rates in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital was injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. Gains or losses on foreign exchange transactions are recognized as incurred in the consolidated statements of income. Differences between the forward rate and the spot rate in forward exchange contracts are amortized as revenue and expense over the period of the contract.
         The exchange rates at September 30, 2002 and December 31, 2001 were $1= Baht 43.364 and Baht 44.227, respectively. The average exchange rates for the nine months ended September 30, 2002 and 2001 were $1= Baht 43.0152, Baht 44.4083, respectively.
         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report

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

3.       RESTRICTED FIXED DEPOSITS
                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------


            Restricted fixed deposits     $       15,219,721   $      11,650,467
            Interest rates                       0.75%-3.50%         1.00%-4.00%

         As of September 30, 2002 and December 31, 2001, the restricted fixed deposits with maturities from three to twelve months were pledged as collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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


5.       PROPERTY, PLANT AND EQUIPMENT, NET

                                          September 30, 2002     December 31, 2001
                                          ------------------    ------------------
         Land                             $          606,033    $          594,207
         Building                                    379,259               116,844
         Leasehold improvements                    7,563,858             4,627,983
         Office equipment and fixtures             3,363,660             2,663,704
         Vehicles                                  1,042,936               788,678
         Work in progress                             22,857               338,498
                                          ------------------    ------------------
                Total cost                        12,978,603             9,129,914

         Less: accumulated depreciation           (6,520,656)           (5,410,438)
                                          ------------------    ------------------
                Net book value            $        6,457,947    $        3,719,476
                                          ==================    ==================

6.       BANK OVERDRAFT AND LOANS FROM BANKS

                                          September 30, 2002     December 31, 2001
                                          ------------------    ------------------
          Bank overdraft                  $          986,262    $          597,861
          Trust receipts                           9,311,227            13,955,530
          Short-term loan                          9,916,060             7,009,293
                                          ------------------    ------------------
                                          $       20,213,549    $       21,562,684
                                          ==================    ==================

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report


         As of September 30, 2002 and December 31, 2001, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 80.74 million ($ 1,861,913) and Baht 80.74 million ($ 1,825,582), respectively, bearing interest at the Minimum Overdraft Rate ("MOR") plus 1.00% - 1.50% per annum. For the nine months ended September 30, 2002, the average rate of MOR was 7.50% - 8.00% per annum, and for the year ended December 31, 2001 the average rate MOR was 7.75% - 8.25% per annum. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits. (Note
3)
         As of September 30, 2002 and December 31, 2001, trust receipts incurred by KPD and KPT bear interest at the rates varying from 3.355% - 8.00% and 4.56%
- 9.00% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD, together with a related company.
         As of September 30, 2002 and December 31, 2001, the Company has a short-term loan with various commercial banks in Thailand, bearing interest at rates of 2.56% - 7.50% and 2.875% - 8.75%per annum, respectively, and are collateralized by fixed deposits and guaranteed by a director.


Trust receipts at September 30, 2002
Foreign currency borrowing by subsidiaries in Thailand        Currencies       Amount    Interest rate (%)
      -Under forward contract and T/R
           Forward contract                   BAHT            44,319,990    $ 1,022,046     3.355 - 8.00
           Trust receipt                      BAHT           291,004,018      6,710,728      4.55 - 8.00
      -Without forward contract               USD                687,316        689,202    4.2275 - 7.50
                                              CHF                421,720        284,685     3.355 - 7.50
                                              HKD              4,108,481        529,202      5.50 - 7.50
                                              SGD                 89,386         50,624      5.50 - 5.25
                                              EUR                 25,008         24,740      5.00 - 6.75
                                                                            -----------
                                                                            $ 9,311,227
                                                                            ===========

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
                                                                            -----------
                                                                            $13,955,530
                                                                            ===========

         As of September 30, 2002, and December 31, 2001, land and building are pledged as collateral for credit lines, trust receipts, and a long-term loan from a bank. (Notes 6 and 8)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report
7.   CONCESSION FEES

         Accrued concession fees to the Airport Authority of Thailand as of September 30, 2002, and December 31, 2001, respectively, were $4,603,778and $2,737,366. Concession fee expense for the nine months ended September 30, 2002 and 2001, was $23,940,152 and $16,173,612, respectively.
         In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, the Company has entered into various agreements with the Airports Authority of Thailand and the Customs Department of Thailand, which included the right to rent office space.
         Both  KPD and KPT are  required  to pay  concession  fees,  rental  and service fees, property tax, and other expenses, and to pledge cash or obtain a local commercial bank letter of guarantee, as collateral under the aforementioned agreements with the Airports Authority of Thailand.
         A summary of the concession and rental fees payable and the value of collateral for the remaining period of the agreement (as amended) are as follows (see Notes 11 and 12):

                            KPT (in 000's)                                        KPD (in 000's)
---------------------------------------------------------     --------------------------------------------------
 Year       Airport       Rental, Service &                        Airport       Rental, Service &
        Concession Fees     Other Expenses    Collateral       Concession Fees    Other Expenses     Collateral
---------------------------------------------------------     --------------------------------------------------
 2002           $ 2,398               $ 122      $ 4,695               $ 6,152               $ 380     $ 11,366
 2003             2,315                 105        4,253                25,069               1,582       11,736
 2004                27                   3           17                26,010               1,582       12,167
 2005                 -                   -            -                27,551                   -       12,522
 2006                 -                   -            -                28,792                   -       13,078

         On March 20, 2001, the Airports Authority of Thailand awarded the Company a contract, beginning January 1, 2002, to operate the duty free retail space of other operator.

8.       LONG-TERM LOANS, NET

Long-term liabilities as of September 30, 2002 and December 31, 2001 consist of the following:

                                                   September 30, 2002     December 31, 2001
                                                   ------------------    ------------------
         Long-term loans                           $          911,064    $          168,861
         Installment purchase payable                          47,576                 4,659
                                                   ------------------    ------------------
                                                              958,640               173,520

         Less: current portion of long-term debt             (660,780)              (33,275)
                                                   ------------------    ------------------
             Total                                 $          297,860    $          140,245
                                                   ==================    ==================

As of September 30, 2002 and December 31, 2001, long-term loans consist of loans from banks carrying interest rates of 7.00% - 7.25% per annum,The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company. (See Note 5)

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report


Loans are due as follows:
                                         September 30, 2002     December31, 2001
                                         ------------------   ------------------
    Installment purchase obligation
                2002                     $            3,481   $            4,659
                2003                                 12,026                 --
                2004                                 12,026                 --
                2005                                 12,026                 --
                2006                                  8,017                 --
                                         ------------------   ------------------
    Total                                $           47,576   $            4,659
                                         ==================   ==================

    Long-term loan installment payments
                2002                                209,954               28,616
                2003                                579,841               30,915
                2004                                121,269               33,395
    Thereafiter                                        --                 75,935
                                         ------------------   ------------------
    Total                                $          911,064   $          168,861
                                         ==================   ==================

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
                              =======================================================================

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report

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

The provision for income taxes consists of the following:

                                       September 30, 2002    September 30, 2001
                                       ------------------    ------------------
Current income tax (payable)
       United States                   $             --      $          (20,542)
       Foreign                                 (4,999,260)           (2,336,902)
                                       ------------------    ------------------
                                               (4,999,260)           (2,357,444)
Deferred income tax
       United States                                 --                    --
       Foreign                                   (181,944)              (95,826)
                                       ------------------    ------------------
                                                 (181,944)              (95,826)
                                       ------------------    ------------------

Net income tax expense                 $       (5,181,204)   $       (2,453,270)
                                       ==================    ==================

         Pre-tax income for foreign companies for the quarters ended September 30, 2002, was $17,269,400. Current taxes payable are included in current liabilities.


The components of deferred income tax assets and liabilities were:

                                                              September 30, 2002     December 31, 2001
                                                              ------------------    ------------------
Provision for doubtful accounts and investment obsolescence   $        3,977,295    $        3,795,411
Net operating loss carried forward                                       343,706                21,081
                                                              ------------------    ------------------
                                                                       4,321,001             3,816,492
Less: valuation allowance                                               (597,944)             (275,379)
                                                              ------------------    ------------------

Deferred income tax assets                                    $        3,723,057    $        3,541,113
                                                              ==================    ==================

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report



         As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                            For nine months ended September 30,
                                                    2002                2001
                                            ---------------     ---------------
Standard income tax rate                             35.00%              35.00%
Foreign tax rate difference                          (5.28%)             (0.16%)
Less: valuation allowance                             1.97%               --
                                            ---------------     ---------------
Effective income tax rate                            31.69%              35.56%
                                            ===============     ===============

         As of September 30, 2002, and December 31, 2001, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purposes of $322,040 and $20,714, respectively, that expire in years 2001 through 2004. A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report

11.      RELATED PARTY AND DIRECTOR TRANSACTIONS

         The Company and its subsidiaries have business transactions with and have advanced funds to various entities affiliated by common ownership and control and to its officers, directors and shareholders. Where management has considered it necessary, reserves have been provided for losses on collection of these balances. In certain instances, advances to affiliated companies have been, in turn, advanced to other related parties, including directors and shareholders of the company. Of the $8,954,634 and $12,105,524 shown in the following schedule as receivable from King Power International Co., Ltd. (KPI), as of September 30, 2002, and December 31, 2001, respectively, reserves have been provided for $1,292,698 and $1,293,470, respectively. Of the $3,639,262 and $3,455,458 shown on the following schedule as receivable from King Power On Board Sales and Services Co., Ltd. (KPO), as of September 30, 2002, and December 31, 2001, respectively, reserves have been provided for $1,035,765 and $1,090,540, respectively. KPO's operating license expired in April, 2002, and it has ceased operations, but it has not been liquidated. It does not have assets adequate to pay its obligation to the Company. The payment of the net, unreserved receivables from KPI and KPO are personally guaranteed by two officer/director/ shareholders of the Company who have collateralized their guarantee by the pledge of 9,373,000 shares of the Company's stock. The guarantors have agreed to begin payments of Approximately $115,000 per month in January, 2003, to retire KPO's debt.

Balances at September 30, 2002, and December 31, 2001, with related companies and directors are as follows (in $000s)

                                                   -------------------------------------------------------------------------------
                                                           Loans to and receivables from related
                                                                  Companies and Directors
As of September 30, 2002                            Accounts                 Interest & other  Management Fee             Accounts
                                                   Receivable      Loans       receivables      Receivables     Total      Payable
                                                   --------------------------------------------------------------------------------
King Power International Co., Ltd.                       --           7,718         1,201              35       8,954         1,085
Forty Seven Co., Ltd.                                    --           2,402           601            --         3,003          --
Downtown D.F.S. (Thailand) Co., Ltd.                      390         2,214           317           2,128       5,049          --
Top China Group Co., Ltd.                                --             231            13            --           244          --
Lengle (Thailand) Co., Ltd.                              --             831            88            --           919          --
Lengle TAT Phnom Penh Duty Free Co., Ltd.                 108          --            --              --           108          --
King Power On Board Sales and Services Co., Ltd.          138         3,167           334            --         3,639          --
Thai Nishigawa International Co., Ltd.                   --            --            --              --          --              90
Niji (Thailand) Co., Ltd.                                --            --            --              --          --             174
                                                   --------------------------------------------------------------------------------
                                                          636        16,563         2,554           2,163      21,916         1,349
Less: provision for doubtful accounts:
         Related companies                               (390)       (7,547)       (1,477)         (2,128)    (11,542)         --
                                                   --------------------------------------------------------------------------------
Total                                                     246         9,016         1,077              35      10,374         1,349
                                                   ================================================================================

Director - to/(from)                                     --            --               5            --             5          --
                                                   ================================================================================




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report


                                                   -------------------------------------------------------------------------------
                                                           Loans to and receivables from related
                                                                  Companies and Directors
As of December 31, 2001                             Accounts                 Interest & other  Management Fee             Accounts
                                                   Receivable      Loans       receivables      Receivables     Total      Payable
                                                   --------------------------------------------------------------------------------
King Power International Co., Ltd.                      1,196        10,233           599              75      12,103          --
Forty Seven Co., Ltd.                                    --           2,356           553            --         2,909          --
Downtown D.F.S. (Thailand) Co., Ltd.                      382         2,171           278           2,086       4,917          --
Top China Group Co., Ltd.                                --             226             9            --           235          --
Lengle (Thailand) Co., Ltd.                              --             814            74            --           888          --
Lengle TAT Phnom Penh Duty Free Co., Ltd.                  50          --            --              --            50          --
King Power On Board Sales and Services Co., Ltd.          136         3,147           168            --         3,451          --
Thai Nishigawa International Co., Ltd.                   --            --            --              --          --              43
Niji (Thailand) Co., Ltd.                                --            --            --              --          --              94
                                                   --------------------------------------------------------------------------------
                                                        1,764        18,947         1,681           2,161      24,553           137
Less: provision for doubtful accounts:
         Related companies                               (382)       (7,659)       (1,205)         (2,086)    (11,332)         --
                                                   --------------------------------------------------------------------------------
Total                                                   1,382        11,288           476              75      13,221           137
                                                   ================================================================================

Director - to/(from)                                     --            --            --            --            --            --
                                                   ================================================================================


Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As of September 30, 2002, and December 31, 2001, KPD has accrued concession fees amounting to $4,603,534 and $2,737,366, respectively

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report


         Effective July 1, 2001, KPD and KPT increased the interest rate charged for new loans to related companies from a range of 2.00%-4.90% to 8.12%, reflecting the increase in borrowing costs to KPD and KPT. The new rates apply to total loans outstanding of each related company that borrowed additional funds from KPD or KPT during 2001 and 2002. For related companies that did not require additional loans from KPD and KPT, the interest rate charged to them did not change.

         The Company had operating transactions with related parties and directors as follows (in $000s):

                                         For the nine months ended September 30,
                                                2002                 2001
                                         -----------------    -----------------
Related Companies
  Sales                                  $             634    $             565
  Interest income                                      850                  385
  Management fee income                                352                  332
  Purchases                                         10,414                1,556
  Concession fees                                   16,811                9,669
  Purchases - assets                                    64                 --
   Service                               $             577    $            --

12.      COMMITMENTS AND CONTINGENT LIABILITIES (see Note 7)

  Lease commitments
         As of September 30, 2002, KPD and KPT had leasing commitments for office space under non-cancelable operating lease agreements in excess of one year. The obligations of the subsidiary companies under these lease agreements are set forth as follows:

                                                KPT                  KPD
                                         -----------------    -----------------

               2002                      $          12,453    $         102,767
               2003                                 49,811              347,828
               2004                      $          12,453    $            --

Letters of guarantee
         As of September 30, 2002, and December 31, 2001, KPT and KPD were contingently liable for bank guarantees totaling $17.17 million and $16.95 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.

Unused letters of credit
         As of September 30, 2002, and December 31, 2001, KPD and KPT have unused letters of credit totaling $1.17 million and $7.99 million, respectively.

Land Acquisition
         On June 17, 2002, KPD contracted to acquire two tracts of land for a total price of 311.34 million Baht ($7,179,701 at September 30, 2002, exchange rates), of which 120.03 million Baht ($2,768,058) has been paid directly to the seller or deposited with KPD's agent for payment in September and is included in Investments and Other Assets in the accompanying balance sheet. Under the terms of the contract, KPD will owe the balance of 0.2 million Baht ($4,612 at September 30, 2002 exchange rates) on the first tract on December 14, 2002. The balance of 191.11 million Baht ($4,407,031 at September 30, 2002, exchange rates) owed on the second tract is due between the first and second anniversaries of the contract. If KPD fails to complete the payments, all amounts deposited by KPD will be forfeited. If the seller cannot complete the transfer of the land, all amounts deposited are to be refunded.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report


13.      ACQUISITION OF MINORITY INTERESTS

         On October 15, 2001, the Company announced that shareholders holding 88.6% of the Company's stock (the Majority Shareholders) intented to acquire all of the outstanding minority interest shares through a merger of the Company into a newly formed Nevada corporation to be owned by the Majority Shareholders. The acquisition price is to be set through negotiations between the Majority Shareholders and a Special Committee appointed to represent the holders of minority interests. The negotiations are ongoing and a final price has not been agreed upon by the two groups. In the third quarter of 2002, three separate lawsuits seeking class action have been filed against the Company and its directors alleging that the directors are breaching their fiduciary duty by not obtaining the highest price for the minority stock. They also seek to enjoin the Company from consummating the merger. Management believes these suits are without merit and intends to defend them. The ultimate outcome to the actions and their effect on the merger are not known.

14.      SEGMENT FINANCIAL INFORMATION

         The following segment information of the Company for 2002 and 2001 are disclosed in accordance with Statement of Financial Accounting Standard No.131 ("SFAS 131"). Each legal entity is classified as a reportable segment under SFAS 131 because each entity is reported separately by management (in $000s).

                                                                                      Adjustment
Quarters Ended September 30, 2002        Duty Free      Tax Free          All             and
                                          Retail         Retail         Others        Elimination    Consolidated
                                       ------------   ------------   ------------    ------------    ------------
Segment Information
  Revenue from external customers           101,800         21,396           --               (25)        123,171
  Cost of merchandise sold                   51,686          8,996           --               (25)         60,657
  Concession fees                            16,812          7,128           --              --            23,940
  Gross profit                               33,303          5,271           --              --            38,574
  Interest Income                               871            210             25            (106)          1,000
  Interest expense                            1,054             54             64            (106)          1,066
  Segment net income (loss)                  11,023          1,065         10,616         (11,536)         11,168
  Segment total assets                       69,726         12,041         33,131         (36,039)         78,859
  Expenditures for segment assets             3,803             81           --              --             3,884
  Depreciation expense                          925            221           --              --             1,146
  Unrealized gain (loss) on exchange             89              7            (10)           --                86
  Deferred income tax assets                  2,512          1,189             22            --             3,723

                                                                                        Revenue       Long-lived
                                                                                                        Assets
                                                                                     ------------    ------------
Geographic Information
Bangkok                                                                                   117,802           8,868
Northern Thailand region                                                                      733             215
Southern Thailand region                                                                    4,636             367
                                                                                     ------------    ------------
       Total                                                                              123,171           9,450
                                                                                     ============    ============


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                         See Accountants' Review Report


                                                                                      Adjustment
Quarters Ended September 30, 2001        Duty Free      Tax Free          All             and
                                          Retail         Retail         Others        Elimination    Consolidated
                                       ------------   ------------   ------------    ------------    ------------
Segment Information
  Revenue from external customers            65,249         19,760            --              (20)         84,989
  Cost of merchandise sold                   32,832          8,029            --              (20)         40,841
  Concession fees                             9,669          6,505            --             --            16,174
  Gross profit                               22,749          5,225            --             --            27,974
  Interest Income                               448             82              25            (23)            532
  Interest expense                              914             39              13            (23)            943
  Segment net income (loss)                   5,115            (34)          4,271         (4,828)          4,524
  Segment total assets                       43,926         10,504          20,608        (21,914)         53,124
  Expenditures for segment assets               308              6            --             --               314
  Depreciation                                  816            227            --             --             1,043
  Unrealized gain (loss) on exchange             72             (4)              7           --                75
  Deferred income tax assets                  2,353          1,149              21           --             3,523

                                                                                        Revenue       Long-lived
                                                                                                        Assets
                                                                                     ------------    ------------

Geographic Information
Bangkok                                                                                    81,726           3,553
Northern Thailand region                                                                      371              45
Southern Thailand region                                                                    2,892              65
                                                                                     ------------    ------------
       Total                                                                               84,989           3,663
                                                                                     ============    ============



15.      SUBSEQUENT EVENT

On October 1, and November 7, 2002, KPD issued discounted bills of exchange with a face value of 600 million Baht ($13,836,362) and 500 million Baht ($11,530,302), respectively. These bills mature 500 million Baht on each of the first and second anniversaries of issue and 100 million Baht on the third anniversary of issue. They are discounted to bear interest at annual rates varying from 3.6% to 4.7632%, depending on the length of maturity. The proceeds will be used to reduce bank debt, enabling the Company to both reduce its interest expense and lengthen the maturities of its debt.

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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended September 30, 2002:

                  Loss on foreign exchange, net             $(66,800)

The calculation of loss on foreign exchange, net of $(66,800) is shown in charts labeled A and B, respectively.


                                     CHART A
                                     -------

The calculation of unrealized gain on foreign exchange of US$136,586 was calculated on an accumulated basis with quarterly adjustment on financial obligations, receivable and cash on hand in foreign currency as shown below:

Account payable in foreign currency as of 9/30/02
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
           Currency                         Amount                    Exchange Rate                       Total
                                                                         9/30/02
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
       Australian Dollar                               107.10                       23.8245                           (2,552)
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
          Swiss Franc                               39,596.93                       29.2732                         1,159,129
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
      German Deutschmark                            22,705.00                       19.6642                           446,476
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
            Europe                                 637,497.96                       42.8997                        27,348,471
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
         French Franc                               49,955.78                        5.9052                           294,999
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
    British Pound Sterling                           8,880.49                        68.161                           605,303
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
       Hong Kong Dollar                            332,730.15                        5.5856                         1,858,498
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
         Italian Lire                           18,274,812.00                        0.0200                           365,496
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
      Netherland Guilder                             2,876.40                       17.4462                            50,182
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
       Singapore Dollar                             11,810.10                       24.5591                           290,045
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
         Japanese Yen                                       -                             0                                 0
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
           US Dollar                             2,931,645.98                       43.4830                       127,476,762
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
             Total                                                                                                159,892,809
-------------------------------- ----------------------------- ----------------------------- ---------------------------------
BALANCE PER GENERAL LEDGER                                                                                        158,214,824
                                                                                             ---------------------------------
Unrealized gain on accounts payable in foreign currency 9/30/02                                                   (1,677,985)
                                                                                             ---------------------------------
Unrealized gain on accounts payable in foreign currency 01/01/02                                                    2,922,719
                                                                                             ---------------------------------
Net unrealized gain on account payable in foreign currency 9/30/02                                                  1,244,734
                                                                                             ---------------------------------


Unrealized gain on cash on hand as of 9/30/02
--------------------------------- ------------------------------ ------------------------------ ------------------------------
            Currency                         Amount                      Exchange rate                      Total
                                                                            9/30/02                         Baht
--------------------------------- ------------------------------ ------------------------------ ------------------------------
       Australian Dollar                                 11,480                        23.3696                        268,288
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Canadian Dollar                                     120                        27.3419                          3,281
--------------------------------- ------------------------------ ------------------------------ ------------------------------
          Swiss Franc                                       120                        28.9639                          3,476
--------------------------------- ------------------------------ ------------------------------ ------------------------------
      China Renminbi Yuan                               165,077                         5.2245                        862,445
--------------------------------- ------------------------------ ------------------------------ ------------------------------
             Europe                                     149,290                         42.371                      6,325,567
--------------------------------- ------------------------------ ------------------------------ ------------------------------
     British Pound Sterling                          365,804.04                        67.4814                     24,684,969
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Hong Kong Dollar                             850,555.10                         5.5409                      4,712,841
--------------------------------- ------------------------------ ------------------------------ ------------------------------
           Korean Won                                 1,138,000                         0.0355                         40,399
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Singapore Dollar                                 24,206                        24.2607                        587,255
--------------------------------- ------------------------------ ------------------------------ ------------------------------
        Taiwanese Dollar                                 76,250                         1.2406                         94,596
--------------------------------- ------------------------------ ------------------------------ ------------------------------
          Japanese Yen                               22,730,851                        0.35329                      8,030,582
--------------------------------- ------------------------------ ------------------------------ ------------------------------
           US Dollar                               2,258,610.43                        43.2960                     97,788,797
--------------------------------- ------------------------------ ------------------------------ ------------------------------
             Total                                                                                                143,402,496
--------------------------------- ------------------------------ ------------------------------ ------------------------------
BALANCE PER GENERAL LEDGER                                                                                        137,097,133
                                                                                                ------------------------------
Unrealized gain on cash on hand in foreign currency 9/30/02                                                         6,305,363
                                                                                                ------------------------------
Unrealized gain on cash on hand in foreign currency 01/01/02                                                      (1,674,813)
                                                                                                ------------------------------
Net unrealized gain on cash in hand in foreign currency 9/30/02                                                     4,630,550
                                                                                                ------------------------------
Net unrealized gain on cash on hand in foreign currency 9/30/02                                                     1,244,734
                                                                                                ------------------------------
Net unrealized gain on exchange rate as at 9/30/02                                                                  5,875,284
                                                                                                ------------------------------
                         US$ = 136,586                     (US$1 = 43.0152 Baht)


                                     CHART B
                                     -------

The  calculation  of  unrealized  loss on  foreign  exchange  of  US$50,641  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:



Unrealized loss on account receivable as of 9/30/02
------------------------------ --------------------------- ----------------------- --------------------------
          Currency                       Amount                Exchange Rate                 Total
                                                                  9/30/02                    Baht
------------------------------ --------------------------- ----------------------- --------------------------
           Europe                                2,395.40                 42.3710                    101,495
------------------------------ --------------------------- ----------------------- --------------------------
   British Pound Sterling                          607.30                 67.4814                     40,981
------------------------------ --------------------------- ----------------------- --------------------------
      Hong Kong Dollar                         (4,253.95)                  5.5409                   (23,571)
------------------------------ --------------------------- ----------------------- --------------------------
      Singapore Dollar                             259.20                 24.2607                      6,288
------------------------------ --------------------------- ----------------------- --------------------------
          US Dollar                            158,916.85                 43.2960                  6,880,464
------------------------------ --------------------------- ----------------------- --------------------------
            Total                                                                                  7,005,657
------------------------------ --------------------------- ----------------------- --------------------------
BALANCE PER GENERAL LEDGER                                                                         7,003,851
                                                                                   --------------------------
Unrealized loss from account receivable 9/30/02                                                        1,806
                                                                                   --------------------------
Unrealized loss from account receivable 01/01/02                                                    (81,342)
                                                                                   --------------------------
Net unrealized loss from account receivable 9/30/02                                                 (79,536)
                                                                                   --------------------------



Unrealized loss from loan from bank (trust receipt) as of 9/30/02
------------------------------ --------------------------- ----------------------- --------------------------
          Currency                       Amount                Exchange Rate                 Total
                                                                  9/30/02                    Baht
------------------------------ --------------------------- ----------------------- --------------------------
         Swiss Franc                              421,720                 29.2732                 12,345,094
------------------------------ --------------------------- ----------------------- --------------------------
            Euro                                25,008.01                 42.8997                  1,072,836
------------------------------ --------------------------- ----------------------- --------------------------
      Hong Kong Dollar                       4,108,480.95                  5.5856                 22,948,331
------------------------------ --------------------------- ----------------------- --------------------------
      Singapore Dollar                          89,386.36                 24.5591                  2,195,249
------------------------------ --------------------------- ----------------------- --------------------------
          US Dollar                            687,315.51                 43.4830                 29,886,540
------------------------------ --------------------------- ----------------------- --------------------------
            Total                                                                                 68,448,050
------------------------------ --------------------------- ----------------------- --------------------------
BALANCE PER GENERAL LEDGER                                                                        66,807,232
                                                                                   --------------------------
Unrealized loss from loan from bank in foreign currency 9/30/02                                  (1,640,818)
                                                                                   --------------------------
Unrealized loss from loan from bank in foreign currency 01/01/02                                    (46,087)
                                                                                   --------------------------
Net unrealized loss from loan from bank in foreign currency 9/30/02                              (1,686,905)
                                                                                   --------------------------
Net unrealized loss from account receivable 9/30/02                                                 (79,536)
                                                                                   --------------------------
Net unrealized loss on exchange rate as of 9/30/02                                               (1,766,441)
                                                                                   --------------------------

Unrealized loss from advanced from companies as at 9/30/02
--------------------------------- ------------------------------ ------------------------------ ------------------------------
            Currency                       Amount Baht                   Exchange rate                      Total
                                                                           30/09/02                          US$
--------------------------------- ------------------------------ ------------------------------ ------------------------------
         Baht Currency                               83,681,781                         43.364                      1,929,752
--------------------------------- ------------------------------ ------------------------------ ------------------------------
BALANCE PER GENERAL LEDGER                                                                                          1,920,176
                                                                                                ------------------------------
Net unrealized loss on advance 9/30/02                                                                                (9,576)
                                                                                                ------------------------------
                                   US$ = (50,641)         (US$1 =  43.0152 Baht)


NET FOR UNREALIZED GAIN / (LOSS) EXCHANGE OF 9/30/02
                                                                   (BAHT)         (US)
                                                                 ------------------------
Net unrealized exchange gain as of 9/30/02                        5,875,284
Net unrealized loss on exchange rate as at 9/30/02               (1,766,441)
                                                                 ----------
     NET UNREALIZED EXCHANGE                                      4,108,843        95,521
                                                                 ----------
                                                                                   (9,576)
Net unrealized exchange GAIN KPG (US) as of 9/30/02
                                                                               ----------
     NET UNREALIZED EXCHANGE                                                       85,945



NET FOR REALIZED GAIN/(LOSS) EXCHANGE OF 30/09/02

Net realized loss on exchange rate of KPT as at 9/30/02         (13,435,152)
Net realized gain on exchange rate of KPD as at 9/30/02           6,864,797
                                                                -----------
     NET REALIZED EXCHANGE                                       (6,570,354)     (152,745)
                                                                -----------
                                                                                        0
Net realized gain on exchange rate of KPG (US) as at 9/30/02
                                                                              -----------
     NET REALIZED EXCHANGE                                                       (152,745)
                                                                              -----------

TOTAL NET REALIZED /UNREALIZED EXCHANGE RATE                                      (66,800)



(3)      Results of operations,  comparing nine months ended  September 30, 2002 and 2001

Sales revenue for the nine months ended September 30, 2002, was approximately $123.2 million compared to approximately $85.0 million for 2001. This increase is directly attributable to the Company's ability to obtain additional space from the AAT to operate the Duty Free business throughout international airports in Thailand, beginning January 1, 2002. Furthermore, according to the statistical compilation provided by the Bangkok International & Domestic Airport, the number of passengers traveling through its premises from January to September, 2002, has increased 2.51% from the same period last year or from 23.2 million passengers in 2001 to 23.8 million passengers in 2002.

The cost of merchandise sold for the nine months ended September 30, 2002 and 2001, was approximately $60.7 million and $40.8 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold. The ratio of the concession fees paid to the AAT, comparing the nine months ended September 30, 2002, to the same period in 2001, increased from 19.03% in 2001 to 19.44% in 2002. This increase is due to the concession fee structure of KPT being based on fixed amount with additional annual increment. The volume of sales generated by KPT for the nine months ended September 30, 2002, has not kept up with such increment, thus causing the increase in the ratio of the concession fees paid to the AAT. However, due to the increase in sales volume generated from the KPD's operation, such percentage increase of concession fee has been kept at minimal. Management anticipates that a reduction in the ratio of these fees may result from the continuing increase in sales volume generated from the KPD's operation.

Selling and administrative expenses were approximately $22.5 million for the nine months ended September 30, 2002, and approximately $21.3 million for the same period in 2001. In terms of percentage of sales, 2002 expenses were approximately 18.26% of sales and 2001 expenses were approximately 25.05% of sales. This decrease is associated with decrease in sales promotional campaign, which is in-line with Management's expectation as the competition has been lessened due to the Company's ability to expand the shopping space at the international airports in Thailand.

Net income for the nine months ended September 30, 2002, was approximately $10.6 million, or $0.52 per share (basic), and approximately $4.3 million, or $0.21 per share (basic), for the nine months ended September 30, 2001.

The ratio of inventory divided by revenue for the nine months ended September 30, 2002 and 2001, was approximately 26.40% and 26.02%, respectively. This increase is caused by the larger volume of merchandised orders required by the Company's suppliers for their financial viability to support the new and improved lines of products developed and initiated by the Company.

(4) Results of operations, comparing three months ended September 30, 2002 and 2001

Sales revenue for the three months ended September 30, 2002, was approximately $38.9 million compared to approximately $27.1 million for 2001. This increase is directly attributable to the Company's ability to obtain additional space from the AAT to operate the Duty Free business throughout international airports in Thailand, starting from January 1, 2002. Furthermore, according to the statistical compilation provided by the Bangkok International & Domestic Airport, the number of passengers traveling through its premises from July to September, 2002, has increased 2.46% from the same period last year or from 7.7 million passengers in 2001 to 7.9 million passengers in 2002.

The cost of merchandise sold for the three months ended September 30, 2002 and 2001, was approximately $20.2 million and $12.7 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold. The ratio of the concession fees paid to the AAT, comparing the three months ended September 30, 2002, to the same period in 2001, increased from 19.26% in 2001 to 20.64% in 2002. This increase is due to the concession fee structure of KPT being based on fixed amount with additional annual increment. The volume of sales generated from KPT for the three months ended September 30, 2002, has not kept up with such increment thus caused the increase in the ratio of the concession fees paid to the AAT. However, due to the increase in sales volume generated from the KPD's operation, such percentage increase of concession fee has been kept at minimal. Management anticipates that a reduction in the ratio of these fees may result from the continuing increase in sales volume generated from the KPD's operation.

Selling and administrative expenses were approximately $8.5 million for the three months ended September 30, 2002, and approximately $6.5 million for the same period in 2001. In terms of percentage of sales, 2002 expenses were approximately 21.86% of sales and 2001 expenses were approximately 24.07% of sales. This decrease is associated with decrease in sales promotional campaign which is in-line with Management's expectation as the competition has been lessened due to the Company's ability to expand the shopping space at the international airports in Thailand.

Net income for the three months ended September 30, 2002, was approximately $1.4 million, or $0.07 per share (basic), and approximately $1.7 million, or $0.08 per share (basic), for the three months ended September 30, 2001.

(5)      Liquidity and Capital Resources

For the quarter ended September 30, 2002, and the year ended December 31, 2001, the Company had working capital of approximately $12.9 million and $5.1 million, respectively. The improvement of this figure is due to the Company's ability to expand operations and to generate increased sales, thereby increasing current assets. Management anticipates that the current positive trend will continue as sales continue to grow and operations are stabilized.

(6)      Monetary Assets and Liabilities Denominated in Thai Baht

As of September 30, 2002, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                                       US DOLLARS

Cash and equivalents                                                     774,339

Trade Accounts Receivable                                                469,902
Refundable value-added-tax                                               633,473
Advance to related companies / directors                               9,015,668
Deferred income tax assets                                             3,723,057
Restricted deposit                                                    15,219,721
Other current assets                                                   3,356,615
Other non-current assets                                               2,990,070

         TYPE OF MONETARY LIABILITY                                   US DOLLARS

Bank overdraft & loan                                                 18,635,096
Current portion of long-term debt                                        660,780
Accounts Payable                                                       8,708,293
Concession fees                                                        4,603,778
Other current liabilities                                              8,173,233
Long-term loan - net                                                     297,860


(7)      Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - NONE


Item 4 - Controls and Procedures

Within ninety days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed so that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of that evaluation.

Part II - Other Information

Item 1 -  Legal Proceedings
On August 19, 2002, the Company announced in a press release that

o its management intended to continue to pursue a merger transaction in which the Company will be taken private by shareholders Vichai Raksriaksorn, Viratana Suntaranond, Aimon Raksriaksorn and Niphon Raksriaksorn (collectively, the "Controlling Shareholders") and certain other shareholders who together with the Controlling Shareholders hold approximately 88.6% of the Company's common shares (collectively, together with the Controlling Shareholders, the "Majority Shareholders");

o the Controlling Shareholders have proposed a merger consideration of US$2.52 per share; and

o the proposed merger consideration will be subject to negotiations between the Special Committee and the Controlling Shareholders.

On August 30, 2002, the Company announced in a press release that the Special Committee and the Controlling Shareholders met on August 22, 2002 to discuss and negotiate the proposed merger consideration and the terms of the merger, and that as a result of the on-going negotiations between the Special Committee and the Controlling Shareholders on the price and other terms, on August 28, 2002, the Controlling Shareholders had counter-proposed a price of $3.27 per share as the merger consideration. The press release also stated that the foregoing price proposal would be subject to further negotiations between the Special Committee and the Controlling Shareholders.

On August 27, 2002, the Company was served with a complaint brought in the District Court of Clark County, Nevada, by Pennsylvania Avenue Partners, LLC against the Company and each of its directors and which seeks class action status. The complaint alleged, among other things, that the directors of the Company had breached their fiduciary duties in pursuing the proposed merger transaction in which the Company would be taken private by certain shareholders and in allegedly failing to obtain the highest price per share. The lawsuit seeks to enjoin the proposed merger transaction and seeks payment of fees of plaintiff's counsel and experts.

On September 16, 2002, the Company was served with a complaint brought in the District Court of Clark County, Nevada, by Sean Collins against the Company and each of its directors and which seeks class action status. The complaint alleged, among other things, that the directors of the Company had breached their fiduciary duties in pursuing the proposed merger transaction in which the Company would be taken private by certain shareholders and in allegedly failing to obtain the highest price per share. The lawsuit seeks to enjoin the proposed merger transaction, damages not in excess of $75,000, and payment of fees of plaintiff's counsel and experts.

On September 26, 2002, the Company was served with a complaint brought in the District Court of Clark County, Nevada, by Byron Mikalson against the Company and each of its directors and which seeks class action status. The complaint alleged, among other things, that the directors of the Company had breached their fiduciary duties in pursuing the proposed merger transaction in which the Company would be taken private by certain shareholders and in allegedly failing to obtain the highest price per share. The complaint also alleged that the defendants and companies related to the defendants obtained loans from the Company that were later forgiven. The lawsuit seeks to enjoin the proposed merger transaction and seeks payment of fees of plaintiff's counsel and experts.

The Board has authorized and empowered a Special Committee, consisting of independent directors and acting in the interest of shareholders other than those certain shareholders taking the Company private under the proposed merger transaction, to review and negotiate the merger consideration and terms of the proposed merger and to make a recommendation to the full Board of Directors and the Company's shareholders. The Special Committee is also advised by its own independent financial advisor and legal counsel.

The Company believes that each of the lawsuits is without merit, and intends to vigorously defend each suit. With respect to the first complaint brought by Pennsylvania Avenue Partners, LLC, on October 30, 2002, the Company filed a motion to dismiss for failure to state a claim.

Item 2 - Changes in Securities
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
Current Report on Form 8-K dated August 30, 2002


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.



KING POWER INTERNATIONAL GROUP CO., LTD.




By: /s/ Vichai Raksriaksorn
   ----------------------------------------------------------
   Vichai Raksriaksorn, President and Chief Executive Officer
   November 14th, 2002



By: /s/  Viratana Suntaranond
   ----------------------------------------------------------
   Viratana Suntaranond, Chief Financial Officer
   November 14th, 2002

I, Vichai Raksriaksorn, certifies that:

1. I have reviewed this quarterly report on Form 10-Q of September 30th, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Vichai Raksriaksorn
-----------------------
Vichai Raksriaksorn
Chief Executive Officer

November 8th, 2002

I, Viratana Suntaranond, certifies that:

1. I have reviewed this quarterly report on Form 10-Q of September 30th, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Viratana Suntaranond
------------------------
Viratana Suntaranond
Chief Financial Officer

November 8th, 2002