Form 10-K
period 2002-12-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2003-03-31
CIK 787690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X      Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
-----    Exchange Act of 1934 for the fiscal year ended December 31, 2002



                                       OR

         Transition  Report  Pursuant  to Section 13 OR 15(d) of the  Securities
-----    Exchange Act of 1934 for the Transition period from ______ to ________

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


                25th - 27th Floors, Siam Tower, 989 Rama I Road,
                        Patumwan, Bangkok 10330 Thailand
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: 011 (662) 658-0090

                         www.kingpowerinternational.com
                         ------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                      ---   ---

Number of shares of Common Stock of the registrant outstanding as of February 24, 2003: 20,250,000 shares.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $4.00 per share for the registrant's common stock as reported by the American Stock Exchange as of June 28, 2002, was approximately $31,014,000.

                                TABLE OF CONTENTS

Item Number                                                                 Page
                                                                            ----
Part I
1.  Business                                                                  4
2.  Properties                                                                8
3.  Legal Proceedings                                                         9
4.  Submission of Matters to a Vote of Security Holders                       9

Part II
5.  Market for the Company's Common Stock and Related Stockholder Matters    10
6.  Selected Financial Data                                                  11
7.  Management's Discussion and Analysis of Financial Condition
    And Results of Operations                                                12
7A. Quantitative and Qualitative Disclosures of Market Risk                  14
7B  Recently Issued Accounting Principles                                    18
8.  Financial Statements                                                     18
9.  Changes In and Disagreements with Accountants on Accounting
    And Financial Disclosure                                                 42

Part III
10. Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act                        42
11. Executive Compensation                                                   45
12. Security Ownership of Certain Beneficial Owners and Management           46
13. Certain Relationships and Related Transactions                           47
14. Controls and Procedures                                                  48

Part IV
15. Exhibits, and Reports on Form 8-K                                        49

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

PART I

ITEM 1   BUSINESS

General
-------

         The global airport duty and tax free business is a multi-billion dollar industry in which luxury and brand name merchandise such as perfumes and cosmetics, liquor and tobacco and general merchandise products are sold to travelers exempt from import duties and taxes, within certain allowances, at their respective destinations. As stated in Raven Fox Report of the Duty-Free & Travel-Retail 2002/2003, in 2001, global airport duty free sales decreased by 0.7% reaching US$8.89 billion. Europe accounts for 50% of airport duty-free sales, the same proportion as in 2000. The Americas' share is down from 17.5% in 2000 to 15.9% in 2001, reflecting the sharp downturn in travel in the region since September 11, 2001.

         The travel-retail industry, which is defined as all of the business activities involved in the duty free and tax free businesses, including selling merchandise at traveling ports (principally airports) and on airplanes, at tourist centers, at resorts and in major cities, etc., began to develop in Asia in 1964 when Japanese retailers began establishing duty free shops around the region. As trade among the countries within the region increased, the Asian duty free business began to grow. The Asian travel-retail industry was given additional impetus when trade between Asian countries and the United States and European countries began to grow further. This increase in trade resulted in an increase in tourism by travelers from the United States and Europe. From this trend, Thailand emerged as the most popular travel destination among Southeast Asia's countries, welcoming more than 36 million passengers traveling through the International and Domestic Airports in Thailand during 2000. The number of passengers has increased at a compounded average growth rate of 6% from 19 million in 1990 to 39 million passengers in 2002, according to the Airports Authority of Thailand (AAT). The AAT is anticipating that the number of passengers will increase to 50 million by the year 2007.

         King Power International Group Co., Ltd. (the "Company") is currently the leading travel-retail operator in Thailand. At the end of 2002, the Company operates and manages 52 duty free and 20 tax free stores, via two concession agreements with the Airports Authority of Thailand, throughout all of Thailand's major airports. The Company has approximately 66,990 square feet of retail space at the Bangkok and Provincial International and Domestic Airports.

         News releases and other information on the Company, excluding SEC filings, can be accessed at WWW.KINGPOWERINTERNATIONAL.COM on the Internet.

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

         At the end of 2002, the Tax Free Division operated 20 stores within Thailand's major international and domestic airports, totaling 15,805 square feet of retail space compared to 6,181 square feet in 1993 when it first began operations. There are now 12 shops located in the various terminals that comprise the Bangkok International Airport. The Tax Free Division sells domestically manufactured general merchandise including Thai silk, pewter, Benjarong porcelain, Thai dolls, jewelry, watches, pens, lighters, leather goods and confectionery, free of Thailand's value-added-tax at Bangkok International Airport's departure hall.

         There are eight shops, selling indigenous general merchandise of Thailand, together with local specialty goods, located in the domestic terminals at the Bangkok and Phuket domestic and international airport.

         The Company is an active participant in the promotional campaign known as "Thailand Brand", including the Company's in-house brand, "VR", for the years 2000 to 2002. The five shops were opened in joint operations with AAT, the Tourism Authority of Thailand ("TAT"), and the Department of Industrial Promotion from the Ministry of Commerce and dedicated to the "Thailand Brand" promotion.

Duty Free Division
------------------

         King Power Duty Free Company Limited (the "Duty Free Division" or, sometimes, "KPD") is a Thai corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs in duty free shops located in the international terminals of all of the major airports in Thailand. From January 1, 2002, the Duty Free Division obtained additional 19,171 square feet to operate duty free shops from the AAT for shops of this specific nature until December, 2006, or until the new Bangkok international airport is in operation.

         At December 31, 2002, The Duty Free Division operates 52 duty free stores, with approximately 51,186 square feet of retail space, in Thailand's International Airports at Bangkok, Chiang Mai, Hatyai and Phuket. The Duty Free Division's merchandise mix consists of top quality brand name liquor and tobacco products, luxury goods such as watches, perfumes, cosmetics, fashion accessories, gourmet food and chocolates. In Thailand, all imported merchandise is subject to import duties and governmental taxes. However, the Duty Free Division's goods are sold exclusively to departing passengers and are free of all import duties, excise taxes and the value-added-tax imposed by the Thai government.

         The Duty Free Division started its operation on January 1, 1997. Since inception, the Duty Free Division successfully introduced Harrods of Knightsbridge, U.K, into both Terminals of the Bangkok International Airport as the first duty free Harrods in Asia. Additionally, the Company has also introduced specialty stores focusing on well known fashion designers, such as Ferragamo, Versace, Cartier, Dunhill, Hermes, Burberry, Fendi, Bally, and Givenchy located in the Terminal I of the Bangkok International Airport.

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

         Merchandise is generally shipped directly from vendors to the Company's bonded warehouses for the Duty Free Division and delivered to the Company's warehouses at the airport. The Company's inventories are strictly controlled to comply with Customs' regulations. Detailed records documenting the receipt, the transfer and sale of all merchandise are kept by the Company to certify the authenticity and excellence of the products sold by the Company.

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

Employees
---------

         The Company's business as conducted in it shops is labor intensive. The Company currently employs 3,320 employees. Each member of the sales staff is equipped with special selling skills geared to the Travel-Retail business; that is, they are fluent in many languages and have extensive product knowledge in order to handle sales discussions with foreign customers. Management promotes job enhancement at every level of the staff to ensure maximum job satisfaction in return for the highest productivity by each employee. For example, the Company maintains a Training Center to encourage the learning of managerial skills, languages, product knowledge, etc. and has implemented the ISO 9001 year 2000 standards of operation. Employee turnover continues to be very low and Management foresees no problems in maintaining its capable staff of employees as long as the Company sustains its market share and the growth of its businesses.

Competition
-----------

The Company foresees a less competitive environment for the Tax Free Division and Duty Free Division. During 1997, the AAT granted an extension of the Tax Free Division's license to operate and sell gifts and general merchandise at the Bangkok International Airport, for a further five year term extending from 1998 to 2003, with recent extension to 2006 or until the new Bangkonk international airport is in operation. Furthermore, starting from January 1, 2002, the Company was granted additional retail space by the AAT of the Duty Free Division's license to operate and sell gifts and general merchandise at the Bangkok, Chiang Mai, Phuket, and Hatyai International Airports, for a further five year term extending from 2002 to 2006 or until the new Bangkok international airport is in operation.

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


Economic Conditions and Exchange Rates
--------------------------------------

         The principal customers of the Company are the traveling public utilizing the International and Domestic Airports at Bangkok, Chiang Mai, and Phuket. The Company's businesses are closely tied to the economic conditions of the countries from which the travelers come. Additional concerns about terrorism and regional conflicts, such as the US-led Iraq war, impact tourism and the Companies' operations. The Company has strategically confronted these conditions with decisive actions to minimize the adverse effects on its operations.

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

         The Duty Free Division imports all of its products from suppliers across the world whereas the purchasing commitments are tied to either U.S. dollars or currencies of the originating countries. The Company partially offset the impact of the weak Thai Baht by adjusting, as often as daily, both the Company's pricing policy and point of sale exchange rates reflecting the current exchange rate of the Thai banks. By this policy, the Company is able to minimize the realized and unrealized exchange losses when purchasing activities are denominated in foreign currencies.

BUSINESS STRATEGIES
-------------------

The Company began operating its Tax Free Division in 1993 after obtaining the five-year sole license to operate its business from the AAT. This license was renewed in 1998, extending for a period of five additional years (until 2003), with recent extension until 2006 or until the new Bangkok international airport is in operation, the Division's license to operate in Thailand. In 1997, the Company obtained its five-year duty free license. Since that time, the Duty Free Division has become the principal contributor of profits to the Company's operations. Even though merchandise sold by the Tax Free Division generally carries a higher profit margin compared to the profit margin for merchandise sold by the Duty Free Division, the value of each item (measured by its selling price) is much less. Thus, the profitability of the Tax Free Division has been generally lower. Management has concentrated on improving the profitability of the Tax Free Division during previous years, principally through reducing concession fees and rental cost, selecting higher value merchandise, and lowering operating costs. However, in the future, the strategy will emphasize increasing the volume of sales via altering product mix that would suit each group of travelers. For the Duty Free Division, the Company will continue to increase sales volumes and maintain higher margins. The Company has successfully extended the existing concession that was scheduled to expire at the end of 2001 until 2006 or until the new Bangkok international airport is in operation. Furthermore, effective January 1, 2002, the Company obtained additional space from the AAT to operate the Duty Free business throughout international airports in Thailand covering the period of 2002 until 2006 or until the new Bangkok international airport is in operation. These events position the Company to currently be the sizable operator of general merchandise duty free stores at Thailand's international airports.

Improving profitability for the Tax Free Division
-------------------------------------------------

The Company has on-going negotiations with the AAT to lower the concession fees charged by the AAT, to exchange spaces between the Tax Free and the Duty Free Divisions, and to discontinue some of the shops to lessen losses which are caused by increased concession fees. The Tax Free Division is continuing the process of re-engineering its entire operation to be more compatible with new international trends for this business. Starting in 2000, it has implemented some phases and will continue to implement additional process improvement. The main components of this re-engineering are:
         (1) expanding non-concession points of sales, i.e., through e-commerce where the Company can act as an intermediary for local products catering to international consumers;
         (2) jointly promoting merchandise with several airlines through its frequent flyer programs and credit-card firms; (3) increased efficiency in selecting the merchandise to be sold and emphasizing the potential for increased sales volumes and the profitability of each item of merchandise selected;
         (4) downsizing the amount and types of merchandise displayed from the concept of "something for everyone" to becoming more selective in types of merchandise displayed at different locations;
         (5) developing premium brands in order to create brand awareness, uniqueness of product availability, to upgrade quality and design, and to improve packaging and marketing; and
         (6) utilizing the Company's overall resources more efficiently through the implementation of ISO 9001.

Ensure adequate supplies and variety of products of the Duty Free Division
--------------------------------------------------------------------------

         Since the current trend for the Duty Free Division's products is continued high demand driven by the increased number of Asian tourists who have made plans or arrangements to visit Thailand in 2003 and beyond, as announced by the Tourism Authorities of Thailand (TAT), this Division will focus on ensuring adequate supplies of, and more variety in, the merchandise it offers for sale in order to cater to these customers. Furthermore, in 2002, the Thai Government has introduced, for the first time, the Ministry of Tourism and Sports, to administer and synchronize tourism activities on a national scale. There will continue to be several campaigns by the Government's agencies under such Ministry to support the growth of this industry. Thus, the Company will dedicate its resources to plan out product campaign that would be in-line with the Ministry's campaigns.


ITEM 2   PROPERTIES

The Company's principal office is located at the 25th, 26th and 27th floors of the Siam Tower, at 989 Rama I Road, Patumwan, Bangkok 10330 Thailand. The telephone number is +662-658-0090. This office contains 36,902 square feet of space and is leased from Bangkok Intercontinental Hotels Co., Ltd. under a lease expiring in October, 2003, at an annual rental cost of $175,994 using an average exchange rate of 43.0850 Thai Baht to 1 US Dollar for 2002.

At the end of 2002, the Company operates 72 retail stores with retail space totaling 66,990 square feet, located in the international and domestic airports of Thailand located in Bangkok, Chiang Mai, Hatyai, and Phuket. All of the stores are leased from the Airports Authority of Thailand (the "AAT") under varying lease agreements involving the Company's two subsidiaries, KPT and KPD, and require a monthly rental fee (excluding duty charges and other expenses) for the space actually utilized. During the 2002 fiscal year, the Company paid a total of $1,287,247 to the AAT under these lease agreements. The Company anticipates that the total for the 2003 fiscal year under these lease agreements will be approximately $1,331,919 using an exchange rate of 43.0850 Thai Baht to 1 US Dollar for 2002.

The Company leases six warehouses containing approximately 44,900 square feet from the AAT. The three bonded warehouses located in Bangkok, Chiang Mai, and Phuket containing approximately 37,240 square feet for the Duty Free Division and three warehouses located in Bangkok, Chiang Mai, and Phuket containing approximately 7,660 square feet for the Tax Free Division.

All payments with regards to these properties are made in Thai Baht. The Company used an average exchange rate of 43.0850 Thai Baht to 1 US Dollar to translate these expenses into US Dollars during 2002.

ITEM 3   LEGAL PROCEEDINGS

On August 19, 2002, the Company announced in a press release that its management intended to continue to pursue a merger transaction in which the Company will be taken private by shareholders Vichai Raksriaksorn, Viratana Suntaranond, Aimon Raksriaksorn and Niphon Raksriaksorn (collectively, the "Controlling Shareholders") and certain other shareholders who, together with the Controlling Shareholders, hold approximately 88.6% of the Company's common shares (collectively, together with the Controlling Shareholders, the "Majority
Shareholders"); the Controlling Shareholders have proposed a merger consideration of US$2.52 per share; and the proposed merger consideration will be subject to negotiations between the Special Committee and the Controlling Shareholders.

On August 30, 2002, the Company announced in a press release that the Special Committee and the Controlling Shareholders met on August 22, 2002, to discuss and negotiate the proposed merger consideration and the terms of the merger, and that, as a result of the on-going negotiations between the Special Committee and the Controlling Shareholders on the price and other terms, on August 28, 2002, the Controlling Shareholders adjusted their proposed merger consideration to $3.27 per share as the merger consideration. The press release also stated that the foregoing price proposal would be subject to further negotiations between the Special Committee and the Controlling Shareholders.

On August 27, 2002, the Company was served with a complaint brought in the District Court of Clark County, Nevada, by Pennsylvania Avenue Partners, LLC, against the Company and each of its directors and which seeks class action status. The complaint alleged, among other things, that the directors of the Company had breached their fiduciary duties in pursuing the proposed merger transaction in which the Company would be taken private by certain shareholders and in allegedly failing to obtain the highest price per share. The lawsuit seeks to enjoin the proposed merger transaction and seeks payment of fees of plaintiff's counsel and experts.

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

PART II

ITEM 5   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the American Stock Exchange under the ticker symbol "KPG". The approximate number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was 346 as of February 24, 2003. The Company believes that approximately 427 stockholders currently own and hold the stock in street name.

The following table sets forth the high and low closing quotations for the common stocks as reported by the American Stock Exchange for each full quarterly period within the two most recent fiscal years:

                                                  High              Low

First Quarter of 2003 (Through February 24)       $3.35             $2.30

Fourth Quarter of 2002                            $3.40             $2.71

Third Quarter of 2002                             $3.90             $2.15

Second Quarter of 2002                            $4.00             $1.32

First Quarter of 2002                             $1.48             $1.26

Fourth Quarter of 2001                            $1.50             $0.85

Third Quarter of 2001                             $1.90             $1.26

Second Quarter of 2001                            $2.15             $0.90

First Quarter of 2001                             $1.34             $0.87



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

                                                            Year Ended December 31,
                                            1998         1999        2000         2001        2002
Consolidated Statement of Income data :
Sales Revenue .........................   $  91,125    $  89,483   $ 108,914    $ 116,329   $ 172,439
Gross Profit ..........................      27,051       23,859      34,214       36,347      53,411
Operating Expenses ....................      31,931       20,753      23,357       28,794      35,931
                                          ---------    ---------   ---------    ---------   ---------
Operating Income ( Loss) ..............      (4,880)       3,106      10,857        7,553      17,480
Other Income (Expenses), net ..........         541          197        (952)         401       1,065
Income (loss) before minority  interest
   and income tax .....................      (4,339)       3,303       9,905        7,954      18,545
Net Income (loss) .....................   $  (4,287)   $   2,413   $   6,485    $   4,548   $  12,100
                                          =========    =========   =========    =========   =========

Net Income (loss) per share :
   Basic ..............................   $   (0.21)   $    0.12   $    0.32    $    0.22   $    0.60
   Diluted ............................   $    --      $    --     $    --      $    --     $    --
Weighted Average Share Outstanding :
   Basic ..............................      20,250       20,250      20,250       20,250      20,250
   Diluted ............................        --           --          --           --          --

  Consolidated Balance Sheet Data :
  Working Capital .....................   $   2,793    $   2,899   $   3,664    $   5,054   $  28,067
  Total Assets ........................      48,076       42,213      47,691       59,508      95,343
  Total Long - Term Debt ..............         403          254         178          140      13,908
  Stockholders' Equity ................       8,751       11,065      15,600       19,825      32,357

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

Results of operations, comparing fiscal years ended December 31, 2002 and 2001
------------------------------------------------------------------------------

         Sales revenue for the year ended December 31, 2002, was approximately $172.4 million, compared to approximately $116.3 million for 2001. This increase is directly attributable to the Company's ability to obtain additional space from the AAT to operate the Duty Free business throughout international airports in Thailand, beginning January 1, 2002. Furthermore, according to the statistical compilation provided by the Bangkok International & Domestic Airport, the number of passengers traveling through its premises from January to December, 2002, has increased 3% from the same period last year or from 37.3 million passengers in 2001 to 38.6 million passengers in 2002.

         The cost of merchandise sold for the years ended December 31, 2002 and 2001, was approximately $86.9 million and $56.7 million, respectively. This increase is directly related to the increase in sales volume. The ratio of concession fees paid to the Airports Authority of Thailand (AAT) to sales revenue decreased from 20.05% in 2001 to 18.65% in 2002. This decrease from the restructure of KPT's concession fees to a fixed amount with an additional annual increment. The volume of sales generated from KPT during the last quarter of the year 2002 has been favorable, thus the fixed amount decreased the ratio of the concession fees paid to the AAT to sales. Management anticipates that a further reduction in the ratio of these fees may result from the increase in sales volume generated from the product mix targeted precisely various groups of travelers.

         Selling and administrative expenses were approximately $35.9 million and $28.8 million, respectively, for the years ended December 31, 2002 and 2001. The 2002 expenses were approximately 20.84% of sales and 2001 expenses were approximately 24.75% of sales. This decrease is associated with a decrease in sales promotional campaign, which is in-line with Management's expectation as the competition has been lessened due to the Company's ability to expand the shopping space at the international airports in Thailand.

         Net income for the year ended December 31, 2002, was approximately $12.1 million, or $0.60 per share (basic), compared to the net income of approximately $4.5 million, or $0.22 per share (basic), for the year ended December 31, 2001.

         The ratio of inventory divided by sales revenue for the years ended December 31, 2002 and 2001, was approximately 18.57% and 18.21%, respectively. This increase is caused by the larger volume of merchandised orders required by the Company's suppliers for their financial viability to support the new and improved lines of products developed and initiated by the Company.

Results of operations, comparing fiscal years ended December 31, 2001 and 2000
------------------------------------------------------------------------------

         Sales revenue for the year ended December 31, 2001, was approximately $116.3 million compared to approximately $108.9 million for 2000. This increase is directly attributable to the continual growth in the number of tourists entering Thailand and the Company's change in its product mix to target precisely various groups of travelers. According to the statistical compilation provided by the Bangkok International Airport (BIA), the number of passengers traveling through its premises from January to December, 2001, has increased to
31.0 million passengers or 6.65% increase from the same period last year. However, due to the adverse impact by the events of September 11, 2001, in United States, numbers of travelers traveling through BIA has dropped significantly during the month of September, 2001, but still with the increase of 1.88% from the same period last year.

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

Liquidity and Capital Resources
-------------------------------

         For the years ended December 31, 2002 and 2001, the Company had working capital of approximately $28.1 million and $5.1 million, respectively. The improvement in this figure was due to the Company's ability to significantly expand operations, thereby increasing current assets while replacing part of current liabilities with long-term loans. The Company experienced a positive cash flow from operations of approximately $14.3 million at December 31, 2002, compared to a negative cash flow of $1.9 million during the same period of 2001. This increase is mainly due to the significant increase in net income and increase in accrued liabilities with a material reduction in loans to related companies and directors.


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

         In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the year ended December 31, 2002:

              Gain on foreign exchange, net           $29,024

         The calculation of gain on foreign exchange, net of $29,024 is shown in charts labeled A and B, respectively.


                                     CHART A

The  calculation  of  Unrealized  gain on foreign  exchange  of  US$240,925  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
obligations, receivable and cash on hand in foreign currency as shown below:

Account payable in foreign currency as of December 31, 2002
----------------------------- --------------------------- -------------------------- ---------------------------
                                                                Exchange Rate                  Total
          Currency                      Amount                    12/31/02                   Thai Baht
----------------------------- --------------------------- -------------------------- ---------------------------
     Australian Dollar                            -66.50                    24.5708                     (1,634)
        Swiss Franc                           465,467.39                    31.0113                  14,434,750
           Europe                             659,949.66                    45.1035                  29,766,039
        French Franc                           68,444.78                     5.9052                     404,180
   British Pound Sterling                      16,213.79                    69.5959                   1,128,413
      Hong Kong Dollar                      1,657,450.25                     5.5642                   9,222,385
        Italian Lire                         -433,688.00                     0.0200                     (8,674)
      Singapore Dollar                         87,671.29                    25.0227                   2,193,772
         US Dollar                          2,901,483.16                    43.3039                 125,645,537
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                    182,784,768
----------------------------- --------------------------- -------------------------- ---------------------------
BALANCE PER GENERAL LEDGER                                                                          182,659,678
                                                                                     ---------------------------
Unrealized gain on accounts payable in foreign currency 12/31/02                                      (125,090)
                                                                                     ---------------------------
Unrealized gain on accounts payable in foreign currency 01/01/02                                      2,922,719
                                                                                     ---------------------------
Net unrealized gain on account payable in foreign currency 12/31/02                                   2,797,629
                                                                                     ---------------------------





Unrealized gain on cash on hand as of December 31, 2002
----------------------------- --------------------------- -------------------------- ---------------------------
                                                                Exchange Rate                  Total
          Currency                      Amount                    12/31/02                   Thai Baht
----------------------------- --------------------------- -------------------------- ---------------------------
     Australian Dollar                            38,166                    24.1489                     921,668
      Canadian Dollar                              1,925                    27.5129                      52,962
        Swiss Franc                                  920                    30.6729                      28,219
    China Renminbi Yuan                          903,827                     5.2078                   4,706,950
           Europe                                199,738                    44.5589                   8,900,106
   British Pound Sterling                        378,652                    68.8681                  26,077,038
      Hong Kong Dollar                           621,035                     5.5138                   3,424,263
         Korean Won                           11,138,000                     0.0358                     398,741
      Singapore Dollar                            20,056                    24.7029                     495,441
      Taiwanese Dollar                           260,300                     1.2385                     322,382
        Japanese Yen                          23,195,950                    0.35734                   8,288,841
         US Dollar                             4,484,201                    43.0947                 193,245,288
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                    246,861,899
----------------------------- --------------------------- -------------------------- ---------------------------
BALANCE PER GENERAL LEDGER                                                                          237,604,462
                                                                                     ---------------------------
Unrealized gain on cash in hand in foreign currency 12/31/02                                          9,257,437
                                                                                     ---------------------------
Unrealized gain on cash in hand in foreign currency 01/01/02                                        (1,674,813)
                                                                                     ---------------------------
Net unrealized gain on cash in hand in foreign currency 12/31/02                                      7,582,624
                                                                                     ---------------------------
Net unrealized gain on accounts payable in foreign currency 12/31/02                                  2,797,629
                                                                                     ---------------------------
Net unrealized gain on exchange rate as at 12/31/02                                                  10,380,253
                                                                                     ---------------------------
                                                                      US$240,925            (US$1 = Baht 43.085)


                                     CHART B


The  calculation  of  Unrealized  loss on  foreign  exchange  of  US$24,050  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:


Unrealized loss on account receivable as of December 31, 2002
----------------------------- --------------------------- -------------------------- ---------------------------
                                                                Exchange Rate                  Total
          Currency                      Amount                    12/31/02                      Baht
----------------------------- --------------------------- -------------------------- ---------------------------
         US Dollar                             69,453.42                    43.0947                   2,993,074
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                      2,993,074
----------------------------- --------------------------- -------------------------- ---------------------------
BALANCE PER GENERAL LEDGER                                                                            3,084,265
                                                                                     ---------------------------
Unrealized loss from account receivable as of 12/31/02                                                 (91,191)
                                                                                     ---------------------------
Unrealized loss from account receivable as of 01/01/02                                                 (81,342)
                                                                                     ---------------------------
Net unrealized loss from account receivable as of 12/31/02                                            (172,533)
                                                                                     ---------------------------





Unrealized loss from loan from bank (trust receipt) as of December 31, 2002
----------------------------- --------------------------- -------------------------- ---------------------------
                                                                Exchange Rate                  Total
          Currency                      Amount                    12/31/02                      Baht
----------------------------- --------------------------- -------------------------- ---------------------------
            Euro                               62,147.13                    45.1035                   2,803,053
   British Pound Sterling                       8,600.00                    69.5959                     598,525
      Hong Kong Dollar                        530,625.00                     5.5642                   2,952,503
      Singapore Dollar                         97,977.82                    25.0227                   2,451,670
         US Dollar                             27,048.90                    43.3039                   1,171,323
----------------------------- --------------------------- -------------------------- ---------------------------
           Total                                                                                      9,977,074
----------------------------- --------------------------- -------------------------- ---------------------------
BALANCE PER GENERAL LEDGER                                                                            9,887,328
                                                                                     ---------------------------
Unrealized loss from loan from bank in foreign currency 12/31/02                                       (89,746)
                                                                                     ---------------------------
Unrealized loss from loan from bank in foreign currency 01/01/02                                       (46,087)
                                                                                     ---------------------------
Net unrealized loss from loan from bank in foreign currency 12/31/02                                  (135,833)
                                                                                     ---------------------------



Unrealized loss from advanced from companies as of December 31, 2002
----------------------------- --------------------------- -------------------------- ---------------------------
                                                                Exchange Rate                  Total
          Currency                   Amount Baht                  12/31/02                      US$
----------------------------- --------------------------- -------------------------- ---------------------------
       Baht Currency                       61,116,066.58                      43.24                   1,413,415
----------------------------- --------------------------- -------------------------- ---------------------------
BALANCE PER GENERAL LEDGER                                                                            1,396,522
                                                                                     ---------------------------
Net unrealized loss on advanced 12/31/02                                                               (16,893)
                                                                                     ---------------------------
                                                                     US$24,050            (US$1 = Baht 43.0850)


NET FOR UNREALIZED GAIN/ (LOSS) EXCHANGE AS OF December 31, 2002

                                                       Thai Baht      US Dollar
                                                      -----------   -----------
Net Unrealized exchange gain as of 12/31/02            10,380,254
Net Unrealized loss on exchange rate as at 12/31/02      (308,366)
                                                      -----------
       NET UNREALIZED EXCHANGE                         10,071,888       233,768
                                                      -----------
Net Unrealized exchange GAIN                                            (16,893)
                                                                    -----------
       NET UNREALIZED EXCHANGE                                          216,875
                                                                    ===========






NET FOR REALIZED GAIN/ (LOSS) EXCHANGE AS OF December 31, 2002

                                                              Thai Baht     US Dollar
                                                             -----------   -----------
Net realized loss on exchange rate of KPT as of 12/31/02     (16,153,869)
Net Unrealized gain on exchange rate of KPD as at 12/31/02     8,060,301
                                                             -----------
       NET REALIZED EXCHANGE                                  (8,093,568)     (187,851)
                                                             -----------
       NET REALIZED EXCHANGE                                                  (187,851)
                                                                           -----------
       Total net realized / unrealized exchange rate                            29,024
                                                                           ===========



Monetary Assets and Liabilities Denominated in Thai Baht

         As of December 31, 2002, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

TYPE OF MONETARY ASSET                                                US DOLLARS

Cash and equivalents                                                   9,994,145
Trade Accounts Receivable                                              1,572,506
Refundable value-added-tax                                               833,291
Advance to Related Companies                                           8,431,006
Deferred income tax assets                                             3,745,025
Restricted deposit                                                    19,729,589
Other current assets                                                   3,313,087
Other non-current assets                                               3,624,499


TYPE OF MONETARY LIABILITY                                            US DOLLARS

Bank overdraft & loan                                                 16,965,182
Current portion of long-term debt                                         36,926
Accounts payable                                                       8,293,716
Concession fees                                                        4,864,882
Other current liabilities                                             12,397,767
Long-term loan - net                                                  13,908,201

ITEM 7B  Recently Issued Accounting Principles

New Accounting Standards Not Yet Adopted - NONE


ITEM 8 FINANCIAL STATEMENTS

Consolidated Financial Statements of the Company (Audited)

Report of Independent Auditors - Smith, Gray, Boyer & Daniell, PLLC
  dated March 28, 2003
Balance Sheets as of December 31, 2002 and 2001
Statements of Income for the Years ended December 31, 2002, 2001 and 2000
Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000
Statements of Changes in Shareholders' Equity for the Years ended
  December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Financial Statement Schedules

                         REPORT OF INDEPENDENT AUDITORS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
KING POWER INTERNATIONAL GROUP CO., LTD.

We have audited the consolidated balance sheets of King Power International Group Co., Ltd. (the "Company"), as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the years ended December 31, 2002, 2001, and 2000. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinions on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of King Power International Group Co., Ltd. and subsidiaries as of December 31, 2002 and 2001, and the results of their consolidated operations, cash flows and changes in shareholders' equity for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                          /s/ SMITH, GRAY, BOYER & DANIELL, PLLC
                                         ---------------------------------------
                                         SMITH, GRAY, BOYER & DANIELL, PLLC

March 28, 2003
Dallas, Texas

Audit Committee Report

The Audit Committee of the Board of Directors of King Power International Group Co., Ltd. (the Committee) is composed of three directors and operates under a written charter adopted by the Board of Directors. The members of the Committee are Dharmnoon Prachuabmoh (Chair), Chulchit Bunyaketu, and Preeyaporn Thavornun. The Committee recommends to the Board of Directors, subject to stockholder ratification, the selection of the Corporation's independent accountants.

Management is responsible for the Company's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards in the United States of America and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes.

In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as amended by statement on Auditing Standard No. 90.

The Company's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

Based upon the Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.



 /s/ Dharmnoon Prachuabmoh                            /s/ Chulchit Bunyaketu
-----------------------------                        -----------------------
Dharmnoon Prachuabmoh (Chair)                            Chulchit Bunyaketu




 /s/ Preeyaporn Thavornun
-------------------------
Preeyaporn Thavornun


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001



                                                                         Note      2002          2001
                                                                                ------------   ------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $ 15,509,155   $  3,955,240
     Trade accounts receivable                                                     1,488,965        676,073
     Refundable value added tax                                            4         833,291        626,537
     Trade accounts and management fee receivable from related
       companies, net
                                                                          11         154,870      1,455,691
     Merchandise inventories, net                                                 32,022,091     21,185,208
     Restricted fixed deposits                                             3      19,729,589     11,650,467
     Deferred income tax assets                                           10       3,745,025      3,541,113
     Prepaid expenses                                                              1,850,981        416,176
     Other current assets                                                            421,663        315,409
                                                                                ------------   ------------
          Total current assets                                                    75,755,630     43,821,914

Property, plant and equipment, net                                         5       6,374,932      3,719,476
Loans and accrued interest from related companies and directors, net      11       9,586,184     11,764,840
Investments and other assets                                                       3,626,698        202,590
                                                                                ------------   ------------
          TOTAL ASSETS                                                          $ 95,343,444   $ 59,508,820
                                                                                ============   ============
















The accompanying footnotes are an integral part of these consolidated financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        AS OF DECEMBER 31, 2002 AND 2001



                                                                  Note        2002            2001
                                                                          ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft and bank loans                                  6     $ 17,193,843    $ 21,562,684
     Current portion of long-term loan                              8           36,926          33,275
     Trade accounts payable                                                 12,518,038      10,893,026
     Accrued concession fees                                        7        4,864,882       2,737,366
     Accrued corporate income tax                                            4,222,302       1,391,145
     Other current liabilities                                               8,852,914       2,151,468
                                                                          ------------    ------------
         Total current liabilities                                          47,688,905      38,768,964
Long-term loan, net                                                 8       13,908,201         140,245
                                                                          ------------    ------------
         Total liabilities                                                  61,597,106      38,909,209
                                                                          ------------    ------------

Minority interest                                                            1,389,075         775,887

Shareholders' equity                                                9
     Common stock, $0.001 par value, 100,000,000 shares
       authorized, 20,250,000 shares issued and outstanding                     20,250          20,250
     Additional paid in capital                                             20,848,145      20,848,145
     Retained earnings (deficit)                                            13,546,681       1,446,618
     Legal reserve                                                              82,233          82,233
     Translation adjustments                                                (2,140,046)     (2,573,522)
                                                                          ------------    ------------
         Total shareholders' equity                                         32,357,263      19,823,724
                                                                          ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 95,343,444    $ 59,508,820
                                                                          ============    ============













The accompanying footnotes are an integral part of these consolidated financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,


                                                       Note       2002             2001             2000
                                                             -------------    -------------    -------------

Sales revenue                                                $ 172,439,155    $ 116,329,249    $ 108,914,156

Cost of sales
     Cost of merchandise sold                                   86,877,920       56,659,185       53,188,627
     Concession fees                                     7      32,150,450       23,322,685       21,511,202
                                                             -------------    -------------    -------------
          Total cost of sales                                  119,028,370       79,981,870       74,699,829
                                                             -------------    -------------    -------------

Gross profit                                                    53,410,785       36,347,379       34,214,327

Operating expenses
     Selling and administrative expenses                        35,931,087       28,794,351       23,356,573
                                                             -------------    -------------    -------------
         Total operating expenses                               35,931,087       28,794,351       23,356,573
                                                             -------------    -------------    -------------

     Income from operations                                     17,479,698        7,553,028       10,857,754

Other income (expense)
     Interest income                                             1,326,826          811,745          332,631
     Interest expense                                           (1,384,406)      (1,344,988)      (1,074,709)
     Gain (loss) on foreign exchange, net                           29,024          159,134         (420,523)
     Gain on investment in other companies                           1,932              381           (4,123)
     Other income                                                1,092,080          774,365          214,452
                                                             -------------    -------------    -------------
         Total other income (expense)                           1,065,456,          400,637         (952,272)
                                                             -------------    -------------    -------------

Net income before income tax                                    18,545,154        7,953,665        9,905,482

Income tax expense                                      10      (5,847,469)      (3,127,659)      (3,121,690)
                                                             -------------    -------------    -------------
Net income before minority interest                             12,697,685        4,826,006        6,783,792

Minority interest                                                 (597,622)        (278,701)        (298,330)
                                                             -------------    -------------    -------------
Net income attributed to common shares                       $  12,100,063    $   4,547,305    $   6,485,462
                                                             =============    =============    =============

Weighted average number of common shares outstanding
                                                                20,250,000       20,250,000       20,250,000

Basic earnings per share                                     $        0.60    $        0.22    $        0.32



The accompanying footnotes are an integral part of these consolidated financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,



                                                 2002          2001           2000
                                             -----------   -----------    -----------

Net income attributed to common shares       $12,100,063   $ 4,547,305    $ 6,485,462
Other comprehensive income, net of tax:
   Foreign currency translation adjustment       433,476      (323,327)    (1,950,362)
                                             -----------   -----------    -----------

Comprehensive income                         $12,533,539   $ 4,223,978    $ 4,535,100
                                             ===========   ===========    ===========


















The accompanying footnotes are an integral part of these consolidated financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,




                                                                             2002            2001           2000
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 12,100,063    $  4,547,305    $  6,485,462
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation expense                                                   1,635,535       1,425,992       1,466,472
    Unrealized loss (gain) on foreign exchange                              (216,875)        (42,550)        206,629
    Deferred income tax assets                                              (203,912)         77,820         735,199
    Decrease (increase) in operating assets:
      Trade accounts receivable                                             (816,896)       (394,452)        (69,285)
      Refundable valued added tax                                           (206,754)        165,196         388,703
      Receivables and loans to related companies and directors             3,462,583      (4,042,419)     (4,166,005)
      Merchandise inventories                                            (10,836,883)     (3,103,318)     (1,583,136)
      Prepaid expenses and other current assets                           (1,541,059)        (63,186)      2,606,772
      Other long-term assets                                              (3,424,108)          5,698          (3,427)
    Increase (decrease) in operating liabilities:
      Trade accounts payable                                               1,689,945        (843,199)      1,782,888
      Advances from director                                                    --          (446,186)        446,186
      Accrued concession fees                                              2,127,516       1,563,376      (7,293,038)
      Other current liabilities                                            9,532,603        (628,466)      2,212,991
      Minority interest                                                      613,188         170,176         227,254
      Translation adjustments                                                433,476        (323,327)     (1,950,362)
                                                                        ------------    ------------    ------------
          Net cash provided by (used in) operating activities           $ 14,348,422    $ (1,931,540)   $  1,493,303













The accompanying footnotes are an integral part of these consolidated financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                      2002            2001            2000
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                     $ (4,290,991)   $   (965,973)   $   (388,019)
    Increase in restricted fixed deposits                           (8,079,122)     (3,902,486)     (3,902,352)
                                                                  ------------    ------------    ------------
          Net cash used in investing activities                    (12,370,113)     (4,868,459)     (4,290,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) bank overdrafts                      (597,861)       (727,856)        841,319
    Proceeds from (repayment of) bank loans                         (3,774,133)      8,927,743       2,384,194
    Proceeds from (repayment of) long-term loans                    13,771,607         (35,930)        (72,640)
                                                                  ------------    ------------    ------------
          Net cash provided by financing activities                  9,399,613       8,163,957       3,152,873

Effect of exchange rate changes on cash and cash equivalents           175,993         (42,608)         85,575
                                                                  ------------    ------------    ------------
          Net increase in cash and cash equivalents                 11,553,915       1,321,350         441,380

                                                                  ------------    ------------    ------------
Cash and cash equivalents, beginning of period                       3,955,240       2,633,890       2,192,510
                                                                  ------------    ------------    ------------

Cash and cash equivalents, end of period                            15,509,155       3,955,240    $  2,633,890
                                                                  ============    ============    ============

Supplemental cash flow information Cash paid during the period:
          Interest                                                $  1,686,194    $  1,300,636    $  1,057,338
          Income taxes                                            $  3,161,347    $  3,949,025    $  1,142,649



















The accompanying footnotes are an integral part of these consolidated financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000 (in US$)


                                                    Common Stock           Additional    Comprehensive
                                                Shares         Amount    Paid in Capital     Income
                                             --------------------------------------------------------
Balances at January 1, 2000                   20,250,000         20,250     20,848,145
Net Income                                                                                  6,485,462
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                 (1,950,362)
                                                                                          -----------
Comprehensive Income                                                                        4,535,100
                                             ---------------------------------------------===========
Balances at December 31, 2000                 20,250,000         20,250     20,848,145
                                             =========================================

Balances at January 1, 2001                   20,250,000         20,250     20,848,145
Net Income                                                                                  4,547,305
Other comprehensive income, net of tax
   Legal Reserve
   Foreign currency translation adjustment                                                   (323,327)
                                                                                          -----------
Comprehensive Income                                                                        4,223,978
                                             ---------------------------------------------===========
Balances at December 31, 2001                 20,250,000         20,250     20,848,145
                                             =========================================

Balances at January 1, 2002                   20,250,000         20,250     20,848,145
Net Income                                                                                 12,100,063
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                    433,476
                                                                                          -----------
Comprehensive Income                                                                       12,533,539
                                             ---------------------------------------------===========
Balances at December 31, 2002                 20,250,000         20,250     20,848,145
                                             =========================================


                                                                           Accumulated
                                                                              Other
                                              Retained         Legal      Comprehensive
                                              Earnings        Reserve        Income          Total
                                             --------------------------------------------------------

Balances at January 1, 2000                   (9,503,916)                     (299,833)    11,064,646
Net Income                                     6,485,462                                    6,485,462
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                  (1,950,362)    (1,950,362)

Comprehensive Income
                                             --------------------------------------------------------
Balances at December 31, 2000                 (3,018,454)                   (2,250,195)    15,599,746
                                             ========================================================

Balances at January 1, 2001                   (3,018,454)                   (2,250,195)    15,599,746
Net Income                                     4,547,305                                    4,547,305
Other comprehensive income, net of tax
   Legal Reserve                                 (82,233)        82,233           --
   Foreign currency translation adjustment                                    (323,327)      (323,327)

Comprehensive Income
                                             --------------------------------------------------------
Balances at December 31, 2001                  1,446,618         82,233     (2,573,522)    19,823,724
                                             ========================================================

Balances at January 1, 2002                    1,446,618         82,233     (2,573,522)    19,823,724
Net Income                                    12,100,063                                   12,100,063
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                     433,476        433,476

Comprehensive Income
                                             --------------------------------------------------------
Balances at December 31, 2002                 13,546,681         82,233     (2,140,046)    32,357,263
                                             ========================================================

The accompanying footnotes are an integral part of these consolidated financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements, which include the accounts of the Company and its subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies under 20% of interest are accounted for using the cost method. At December 31, 2002 and 2001, these investments have been written down due to an assumed permanent impairment of their value. The consolidated financial statements are presented in U.S. dollars.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


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

The exchange rates at December 31, 2002 and 2001 were $1 = Baht 43.240 and Baht 44.227, respectively. The average exchange rates during the years ended December 31, 2002, 2001 and 2000 were $1 = Baht 43.085, Baht 44.3812 and Baht 40.2391, respectively.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets as follows:

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

The Company does not provide for United States income taxes on unrepatriated earnings of its Thailand-based subsidiaries since the Company's intention is to reinvest these earnings in their operations and the amount of such taxes has not been determined.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Earnings Per Share - Basic earnings per share has been computed based on the average number of common shares outstanding for the period. There are no potentially dilutive securities outstanding.

Reclassification - Certain amounts in the 2000 financial statements and related footnotes have been reclassified to conform with 2002 and 2001 presentation.

3.       RESTRICTED FIXED DEPOSITS
                                                  2002               2001
                                             --------------      --------------
                Restricted fixed deposits    $  19,729,589       $  11,650,467
                Interest rates                0.75% - 3.00%       1.00% - 4.00%


As of December 31, 2002 and 2001, the restricted fixed deposits with maturities from three to twelve months were pledged as collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

4.       REFUNDABLE VALUE ADDED TAX

For Thailand-based subsidiaries, refundable value added tax (VAT) represents, on a cumulative basis, the excess of input tax (charged by suppliers on purchases of merchandise and services) over the output tax (charged to customers on sales of merchandise and services). Value added tax is levied on the value added at each stage of production and distribution, including servicing, generally at the rate of 7% effective August 16, 1999.

5.   PROPERTY, PLANT AND EQUIPMENT, NET
                                                       2002            2001
                                                   ------------    ------------
          Land                                     $    607,770    $    594,207
          Building                                      380,346         116,844
          Leasehold improvements                      7,613,367       4,627,983
          Office equipment and fixtures               3,475,607       2,663,704
          Vehicles                                    1,045,927         788,678
          Work in progress                              109,351         338,498
                                                   ------------    ------------
               Total cost                            13,232,368       9,129,914
          Less: accumulated depreciation             (6,857,436)     (5,410,438)
                                                   ------------    ------------
               Net book value                      $  6,374,932    $  3,719,476
                                                   ============    ============

6.    BANK OVERDRAFT AND LOANS FROM BANKS
                                                       2002            2001
                                                   ------------    ------------
          Bank overdraft                           $       --      $    597,861
          Trust receipts                                542,594      13,955,530
          Short-term loan                            16,651,249       7,009,293
                                                   ------------    ------------
                                                   $ 17,193,843    $ 21,562,684
                                                   ============    ============


As of December 31, 2002 and 2001, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 75.74 million ($ 1,751,619) and Baht
80.74 million ($ 1,825,582), respectively, bearing interest at the Minimum Overdraft Rate ("MOR") plus 1.00% - 1.50% per annum. For 2002 and 2001, the average rate of MOR was 6.50% - 8.75% and 7.75% - 8.25% per annum, respectively. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits (see Note 3).

As of December 31, 2002 and 2001, trust receipts incurred by KPD and KPT bear interest at the rates varying from 6.00% - 7.75% and 4.56% - 9.00% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD, together with a related company.

As of December 31, 2002 and 2001, the Company has a short-term loan with various commercial banks in Thailand, bearing interest at rates of 2.25% - 5.65% and 2.875% - 8.75%per annum, respectively, and are collateralized by fixed deposits and guaranteed by a director.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Trust receipts at December 31, 2002
Foreign currency borrowing by subsidiaries in Thailand      Currencies        Amount     Interest rate (%)
                                                           -----------------------------------------------
   Under forward contract and T/R    BAHT                       4,321,767   $     99,948         7.75

   Without forward contract          BAHT                       9,162,936        211,909         7.75
                                     USD                           27,049         27,089         7.00
                                     GBP                            8,600         13,842         7.00
                                     HKD                          530,625         68,282         6.00
                                     SGD                           97,978         56,699      6.00 - 7.25
                                     EUR                           62,147         64,825      6.00 - 7.00
                                                                            ------------
                                                                            $    542,594
                                                                            ============

Trust receipts at December 31, 2001:
Foreign currency borrowing by subsidiaries in Thailand      Currencies        Amount     Interest rate (%)
                                                           -----------------------------------------------
   Under forward contract and T/R    BAHT                     233,728,932   $  5,284,757      4.56 - 9.00

   Without forward contract          BAHT                     327,100,775      7,395,952      5.50 - 9.00
                                     USD                          833,074        835,574      4.56 - 9.00
                                     CHF                          219,305        131,561      6.00 - 9.00
                                     GBP                           15,081         21,998      7.25 - 9.00
                                     HKD                        1,277,545        164,662     5.625 - 9.00
                                     SGD                           25,816         14,035      5.67 - 9.00
                                     EUR                          120,179        106,991      6.50 - 9.00
                                                                            ------------
                                                                            $ 13,955,530
                                                                            ============

As of December 31, 2002 and 2001, land and building are pledged as collateral for credit lines, trust receipts, and a long-term loan from a bank. (Notes 6 and
8)


7.       CONCESSION FEES

In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, the Company has entered into various agreements with the Airports Authority of Thailand and the Customs Department of Thailand, which included the right to rent office space. Under the aforementioned agreements with the Airports Authority of Thailand and the Customs Department of Thailand, both KPD and KPT are required to pay concession fees, rental fees, service fees, property tax, and other expenses, and to pledge cash or obtain a local commercial bank letter of guarantee, as collateral.

Accrued concession fees to the Airport Authority of Thailand were $4,864,882 and $2,737,366 as of December 31, 2002 and 2001, respectively. Concession fee expense for 2002, 2001and 2000 was $32,150,450, $23,322,685 and $21,511,202,
respectively.

A summary of the concession and rental fees payable and the value of collateral for the remaining period of the agreement (as amended) are as follows (see Notes 11 and 12):

                          KPT (in $000's)                                     KPD (in $000's)
---------------------------------------------------------  --------------------------------------------------
 Year       Airport       Rental, Service &                     Airport       Rental, Service &
        Concession Fees    Other Expenses     Collateral    Concession Fees    Other Expenses     Collateral
---------------------------------------------------------  --------------------------------------------------
 2003       11,025              394             8,287           24,265              1,665           13,556
 2004       11,584              333             7,760           24,908              1,665           13,764
 2005       12,713              330             7,743           26,368               --             14,503
 2006        4,480               75             6,743           27,550               --             15,153

On March 20, 2001, the Airports Authority of Thailand awarded the Company a contract, beginning January 1, 2002, to operate the duty free retail space as the only competitor in Thailand's International airports. Coupled with the extension of its other concession, the Company is positioned as the principal operator of tax free and duty free stores in Thailand.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


8.       LONG-TERM LOANS, NET

Long-term liabilities as of December 31, 2002 and 2001 consist of the following:

                                                       2002            2001
                                                   ------------    ------------

         Long-term loans                           $ 13,900,906    $    168,861
         Installment purchase payable                    44,221           4,659
                                                   ------------    ------------
                                                     13,945,127         173,520

         Less: current portion of long-term debt        (36,926)        (33,275)
                                                   ------------    ------------
             Total                                 $ 13,908,201    $    140,245
                                                   ============    ============


As of December 31, 2002 and 2001, long-term loans consist of loans from banks carrying interest rates of 3.60% - 7.25% and 7.75% per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company.

Long term loans as of December 31, 2002 are due as follows:
                                                                        2002
                                                                   -------------
         Installment purchase obligation
             2002                                                  $       --
             2003                                                        12,060
             2004                                                        12,060
             2005                                                        12,060
             2006                                                         8,041
                                                                   ------------
               Total                                               $     44,221
                                                                   ============

         Long-term loan installment payments
             2002                                                  $       --
             2003                                                        36,926
             2004                                                          --
             2005                                                    13,863,980
                                                                   -------------
               Total                                               $ 13,900,906
                                                                   =============


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


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

(b)      Per the reverse acquisition agreement,  752,000 shares out of the total
         18,800,000 shares were put in escrow subject to certain requirements, including that the Company shall have financial statements prepared in accordance with U.S. GAAP and shall have reached certain criteria of financial performance as of December 31, 1997. If, as of December 31, 1997, the Company failed to satisfy any of these conditions, the 752,000 shares were to be released to a financial consultant who was also a party to the reverse requisition agreement. During the first quarter of 1998, these shares were released from escrow and issued to the financial consultant.

(c) Per the reverse acquisition agreement, 1,200,000 shares of common stock as of June 12, 1997, when the reverse acquisition was effective, represented the other 4% of equity interests. These 1,200,000 shares of common stock were represented by the following components:

                                                        Additional
                                     Common Stock        Capital     Retained    Treasury
                                  Shares      Amount     Paid-in     Earnings      Stock       Total
                                -----------------------------------------------------------------------
Beginning Balance at 12/31/96     275,316   $     275   $ 151,186   $(143,833)   $  (6,000)   $   1,628
Form S-8 issuance at 5/8/97       924,684         925      69,717        --           --         70,642
Reissuing of treasury stock          --          --          --          --          6,000        6,000
Net loss at 6/12/97                  --          --          --       (78,270)        --        (78,270)
                                -----------------------------------------------------------------------
Total shareholders' equity
     At June 12, 1997           1,200,000   $   1,200   $ 220,903   $(222,103)   $    --      $    --
                                -----------------------------------------------------------------------

(d) On August 18,1997, the Company issued 250,000 shares of its common stock to two foreign entities, 125,000 shares each, at a price of $8.00 per share with net of proceeds of $1,887,000. Both entities are located in Taipei, Taiwan, Republic of China. One half of these shares (125,000) were placed in escrow until May 1, 1998, subject to an additional payment by the purchaser of $4.00 per share on all 250,000 shares issued or ($1,000,000) in the event that the earnings per share for the Company for the calendar year ended December 31, 1997, exceeded a certain amount per share. If the earnings per share for fiscal year 1997 were below the specified goal, then the shares under escrow were to be released to the purchasers without further consideration. These shares have been released from escrow without further consideration. No underwriter or placement agent was used. The issuance was conducted pursuant to Regulation S promulgated under the United State Securities Act of 1933, as amended.

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


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


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

The provision for income taxes consists of the following:

                                          2002          2001           2000
                                      -----------    -----------    -----------
Current income tax (payable)
       United States                  $      --      $    (6,552)          --
       Foreign                         (5,643,557)    (2,871,446)    (2,386,491)
                                      -----------    -----------    -----------
                                       (5,643,557)    (2,877,998)    (2,386,491)
Deferred income tax
       United States                         --         (171,841)          --
       Foreign                           (203,912)       (77,820)      (735,199)
                                      -----------    -----------    -----------
                                         (203,912)      (249,661)      (735,199)
                                      -----------    -----------    -----------

Net income tax expense                $(5,847,469)   $(3,127,659)   $(3,121,690)
                                      ===========    ===========    ===========


Pre-tax income for foreign companies for the year ended December 31, 2002, was $19,301,933. Current taxes payable are included in current liabilities.

The components of deferred income tax assets and liabilities were:

                                                       2002           2001           2000
                                                   -----------    -----------    -----------
Provision for doubtful accounts and obsolescence   $ 3,766,980    $ 3,795,411    $ 3,873,561
Net operating loss carry forward                       519,372         21,081        274,659
                                                   -----------    -----------    -----------
                                                     4,286,352      3,816,492      4,148,220
Less: valuation allowance                             (541,327)      (275,379)      (529,287)
                                                   -----------    -----------    -----------

Deferred income tax assets                         $ 3,745,025    $ 3,541,113    $ 3,618,933
                                                   ===========    ===========    ===========


As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                        2002            2001            2000
                                    --------------------------------------------
Standard income tax rate               35.00%          35.00%          35.00%
Foreign tax rate difference            (5.25%)         (4.25%)         (5.23%)
Less: valuation allowance               1.43%            --             0.92%
Non deductible expenses                (0.30%)         (2.37%)          0.70%
Prior year tax                           --             4.53%            --
                                    --------------------------------------------
Effective income tax rate              30.88%          32.91%          31.39%
                                    ============================================


As of December 31, 2002, and, 2001, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purposes of $519,372 and $21,081, respectively, which expire in years 2003 through 2017. A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


11.      RELATED PARTY AND DIRECTOR TRANSACTIONS

The Company and its subsidiaries have business transactions with and have advanced funds to various entities affiliated by common ownership and control and to its officers, directors and shareholders. Where management has considered it necessary, reserves have been provided for losses on collection of these balances. In certain instances, advances to affiliated companies have been, in turn, advanced to other related parties, including directors and shareholders of the Company. Of the $7,677,049 and $12.1 million shown in the following schedule as receivable from King Power International Co., Ltd. (KPI), as of December 31,
2002,  and 2001,  respectively,  reserves  have been  provided  for  $627,821and
$1,293,470, respectively. Of the $3,691,148 and $3.45 million shown on the following schedule as receivable from King Power On Board Sales and Services
Co., Ltd. (KPO), as of December 31, 2002, and 2001, respectively, reserves have been provided for $999,321 and $1,090,540, respectively. The payment of the net, unreserved receivables from KPI and KPO are personally guaranteed by two officer/director/ shareholders of the Company who have collateralized their guarantee by the pledge of 9,373,000 shares of the Company's stock. KPI's operations have improved and it has reduced in debt to the Companies. KPO's operating license expired in April, 2002, its ceased operations. As of December
31, 2002, the guarantors have begun making payments against the KPO debt in the amount of 5,000,000 Baht ($115,634) per month, including interest.

Balances at December 31, 2002, and, 2001, with related companies and directors are as follows (in $000s)

                                                   ---------------------------------------------------------------------------------
                                                                Loans to and receivables from related Companies and Directors

As of December 31, 2002                             Accounts              Interest & other   Management Fee                Accounts
                                                   Receivable   Loans       receivables       Receivables     Total         Payable
                                                   ---------------------------------------------------------------------------------
King Power International Co., Ltd.                       --        6,362          1,279                36        7,677           646
Forty Seven Co., Ltd.                                    --        2,409            614              --          3,023          --
Downtown D.F.S. (Thailand) Co., Ltd.                      391      2,221            329             2,134        5,075          --
Top China Group Co., Ltd.                                --          231             14              --            245          --
Lengle (Thailand) Co., Ltd.                              --          833             93              --            926          --
Lengle TAT Phnom Penh Duty Free Co., Ltd.                --         --             --                --           --            --
King Power On Board Sales and Services Co., Ltd.          119      3,176            396              --          3,691          --
Thai Nishigawa International Co., Ltd.                   --         --             --                --           --             135
Niji (Thailand) Co., Ltd.                                --         --             --                --           --             173
                                                   ---------------------------------------------------------------------------------
                                                          510     15,232          2,725             2,170       20,637           954
Less: provision for doubtful accounts:
     Related companies                                   (391)    (6,801)        (1,570)           (2,134)     (10,896)         --
                                                   ---------------------------------------------------------------------------------
Total                                                     119      8,431          1,155                36        9,741           954
                                                   =================================================================================

Director - to (from)                                     --         --             --                --           --            --
                                                   =================================================================================




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                   ---------------------------------------------------------------------------------
                                                                Loans to and receivables from related Companies and Directors

As of December 31, 2001                             Accounts              Interest & other   Management Fee                Accounts
                                                   Receivable   Loans       receivables       Receivables     Total         Payable
                                                   ---------------------------------------------------------------------------------
King Power International Co., Ltd.                      1,196     10,233            599                75        12,103         --
Forty Seven Co., Ltd.                                    --        2,356            553              --           2,909         --
Downtown D.F.S. (Thailand) Co., Ltd.                      382      2,171            278             2,086         4,917         --
Top China Group Co., Ltd.                                --          226              9              --             235         --
Lengle (Thailand) Co., Ltd.                              --          814             74              --             888         --
Lengle TAT Phnom Penh Duty Free Co., Ltd.                  50       --             --                --              50         --
King Power On Board Sales and Services Co., Ltd.          136      3,147            168              --           3,451         --
Thai Nishigawa International Co., Ltd.                   --         --             --                --            --             43
Niji (Thailand) Co., Ltd.                                --         --             --                --            --             94
                                                   ---------------------------------------------------------------------------------
                                                        1,764     18,947          1,681             2,161        24,553          137
Less: provision for doubtful accounts:
     Related companies                                   (382)    (7,659)        (1,205)           (2,086)      (11,332)        --
                                                   ---------------------------------------------------------------------------------
Total                                                   1,382     11,288            476                75        13,221          137
                                                   =================================================================================

Director - to (from)                                     --         --             --                --            --           --
                                                   =================================================================================


Additionally, the Airports Authority of Thailand owns 5% of KPD common shares. As of December 31, 2002, and 2001, KPD has accrued concession fees amounting to $4,864,882 and $2,737,366, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Effective July 1, 2001, KPD and KPT increased the interest rate charged for new loans to related companies from a range of 2.00%-2.50% to 5.94% - 8.65%, reflecting the increase in borrowing costs to KPD and KPT. The new rates apply to total loans outstanding of each related company that borrowed additional funds from KPD or KPT during 2001 and 2002. For related companies that did not require additional loans from KPD and KPT, the interest rate charged to them did not change.

During the years ended December 31, 2002, 2001 and 2000 the Company had operating transactions with related parties and directors as follows (in $000s):

                                               2002         2001         2000
                                            ----------   ----------   ----------
Related Companies
  Sales                                     $    1,015   $      926   $    1,342
  Interest income                                1,075          610          212
  Management fee income                            450          500         --
  Purchases                                     22,755        2,067        1,590
  Concession fees                               22,619       14,624       12,629
  Purchases - assets                                31
  Service                                   $    2,155   $     --     $      --
Directors
   Interest and income                      $     --     $     --     $      --


12.      COMMITMENTS AND CONTINGENT LIABILITIES (see also Note 7)

Lease commitments As of December 31, 2002, KPD and KPT had leasing commitments for office space under non-cancelable operating lease agreements expiring in 2003. The obligations of the subsidiary companies under these lease agreements are set forth as follows:

                                                             KPT         KPD
                                                         ----------   ----------

                                         2003            $   48,566   $  348,825


Letters of guarantee
As of December 31, 2002 and 2001, KPT and KPD were contingently liable for bank guarantees totaling $21.17 million and $16.95 million, respectively, issued in favor of the Excise Department and the Airports Authority of Thailand as a performance bond.

Unused letters of credit
As of December 31, 2002, and 2001, KPD and KPT have unused letters of credit totaling $0.98 million and $7.99 million, respectively.

Land Acquisition
On June 17, 2002, KPD contracted to acquire two tracts of land for a total price of 311.34 million Baht ($7.2 million at December 31, 2002 exchange rates). As of December 31, 2002 the Company has paid in full (99 million Baht or $2.3 million), for the purchase of the first tract of land and 42.47 million Baht ($982,193) of the 212.34 million Baht purchase price of the second tract of land. The total $3.3 million in deposits are included in Investments and Other Assets in the accompanying balance sheet. Under the terms of the contract, the remaining balance in the amount of 169.87 million Baht ($3.9 million) will be paid within 730 days of the effective date of the contract. Furthermore, if KPD fails to complete the payments, all amounts deposited by KPD will be forfeited. If the seller cannot complete the transfer of the land, all amounts deposited will be refunded.

Loan Commitments
KPD is a co-maker and cross guarantor of a credit facility with one of its affiliates. At December 31, 2002 the affiliate had made no borrowings on this facility.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



13.      ACQUISITION OF MINORITY INTERESTS

On November 1, 2001, the Company filed a preliminary proxy statement for purposes of calling a meeting of shareholders to vote on a Plan of Merger which would result in all of the outstanding shares of the Company being acquired by a newly formed corporation to be owned by the shareholders presently comprising the Company's management. Should the plan of merger be approved and the transaction concluded, the Company would cease to exist. In August and September, 2002, three separate class action lawsuits were filed against the Company and its directors alleging, among other things, that the directors of the Company had breached their fiduciary duties in pursuing the proposed merger transaction in which the Company would be taken private by certain shareholders and in allegedly failing to obtain the highest price per share. Management denies all allegations in the lawsuits and intends to vigorously defend its position. However, the final outcome of the litigation cannot be predicted with certainty. No liability relative to this matter has been recorded in the accompanying financial statements. A final proxy statement has not been filed and the shareholders' meeting has not been scheduled.


14.      SEGMENT FINANCIAL INFORMATION

The following segment information of the Company for 2002, 2001 and 2000 are disclosed in accordance with Statement of Financial Accounting Standard No.131
("SFAS 131"). Each legal entity is classified as a reportable segment under SFAS
131 because each entity is reported separately by management (in $000s).

Year Ended December 31, 2002              Duty Free      Tax Free         All          Elimination
                                           Retail         Retail         Others        Adjustments    Consolidated
                                        ------------   ------------   ------------    ------------    ------------
Segment Information
   Revenue from external customers           143,436         29,003           --               (42)        172,439
   Cost of merchandise sold                   74,624         12,254           --               (42)         86,878
   Concession fees                            22,619          9,531           --              --            32,150
   Gross profit                               46,193          7,218           --              --            53,411
   Interest Income                             1,130            272             25            (134)          1,327
   Interest expense                            1,367             17           --              (134)          1,384
   Segment net income (loss)                  11,242          2,133           (677)        (12,866)         12,698
   Segment total assets                       82,644         12,489            211         (35,848)         95,343
   Expenditures for segment assets             4,191            100           --              --             4,291
   Depreciation expense                        1,339            296           --              --             1,635
   Unrealized gain (loss) on exchange            229              5            (17)           --               217
   Deferred income tax assets                  2,530          1,193             22            --             3,745

                                                                                                        Long-lived
                                                                         Revenue                          Assets
                                                                      ------------                    ------------

Geographic Information
Bangkok                                                                    164,745                           9,470
Northern Thailand region                                                     1,047                             204
Southern Thailand region                                                     6,647                             327
                                                                      ------------                    ------------
       Total                                                               172,439                          10,001
                                                                      ============                    ============


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Year Ended December 31, 2001              Duty Free      Tax Free         All
                                           Retail         Retail         Others      Consolidated
                                        ------------   ------------   ------------   ------------
Segment Information
 Revenue from external customers              90,094         26,235           --          116,329
 Cost of merchandise sold                     45,833         10,826           --           56,659
 Concession fees                              14,625          8,698           --           23,323
 Gross profit                                 29,617          6,730           --           36,347
 Interest Income                                 626            153             33            812
 Interest expense                              1,258             69             26          1,345
 Segment net income (loss)                     4,802            838           (814)         4,826
 Segment total assets                         49,069         10,187            253         59,509
 Expenditures for segment assets                 871             95           --              966
 Depreciation expense                          1,127            299           --            1,426
 Unrealized gain (loss) on exchange               51             (9)          --               42
 Deferred income tax assets                    2,365          1,155             21          3,541

                                                                                      Long-lived
                                                                         Revenue        Assets
                                                                      ------------   ------------
Geographic Information
   Bangkok                                                                 111,767          3,728
   Northern Thailand region                                                    525            127
   Southern Thailand region                                                  4,037             67
                                                                      ------------   ------------
     Total                                                                 116,329          3,922
                                                                      ============   ============


Year Ended December 31, 2000              Duty Free      Tax Free         All
                                           Retail         Retail         Others      Consolidated
                                        ------------   ------------   ------------   ------------
  Segment Information
   Revenue from external customers            81,058         27,856           --          108,914
   Cost of merchandise sold                   41,501         11,688           --           53,189
   Concession fees                            12,629          8,882           --           21,511
   Gross profit                               26,908          7,306           --           34,214
   Interest Income                               262             38             33            333
   Interest expense                            1,039             36           --            1,075
   Segment net income (loss)                   6,809            236           (261)         6,784
   Segment total assets                       37,146         10,320            226         47,692
   Expenditures for segment assets               374             14           --              388
   Depreciation expense                        1,106            360           --            1,466
   Unrealized gain (loss) on exchange           (272)            26             39           (207)
   Deferred income tax assets                  2,418          1,180             21          3,619

Geographic Information
   Bangkok                                                                 104,951          4,253
   Northern Thailand region                                                    531             44
   Southern Thailand region                                                  3,432             91
                                                                      ------------   ------------
     Total                                                                 108,914          4,388
                                                                      ============   ============


SCHEDULE 2 - ALLOWANCES
                                                                              Additions      Additions
                                                                Balance at     charged       charged                      Balance
                                                                beginning    to costs and    to other                      at end
                                                                 of year       expenses      accounts     Deductions      of year
                                                                ------------------------------------------------------------------
 For the Year Ended December 31, 2002
Allowances Deducted from Assets
   Trade accounts receivable                                       969,279        13,616        22,076          --       1,004,971
   Accounts receivable - related companies                         382,486          --           8,731          --         391,217
   Loans to and receivable from related company and directors    8,863,764      (677,082)      184,391          --       8,371,073
   Merchandise inventories                                            --         420,608        45,673          --         466,281
   Deferred tax                                                    275,379          --         265,948          --         541,327
   Management fees (other current assets)                        2,086,373          --          47,623          --       2,133,996
   Investments in other companies                                  174,061        (1,932)        3,980          --         176,109
                                                                ------------------------------------------------------------------
        Total Allowances Deducted from Assets                   12,751,342      (244,790)      578,422          --      13,084,974
                                                                ==================================================================

For the Year Ended December 31, 2001
Allowances Deducted from Assets
   Trade accounts receivable                                       977,339          --          13,365       (21,325)      969,279
   Accounts receivable - related companies                       1,075,256          --        (669,308)      (23,462)      382,486
   Loans to and receivable from related company and directors    8,373,229          --         656,043      (165,508)    8,863,764
   Deferred tax                                                    529,287          --            --        (253,908)      275,379
   Management fees (other current assets)                        2,132,911          --            --         (46,538)    2,086,373
   Investments in other companies                                  178,334          (381)         --          (3,892)      174,061
                                                                ------------------------------------------------------------------
        Total allowances Deducted from Assets                   13,266,356          (381)         --        (514,633)   12,751,342
                                                                ==================================================================

For the Year Ended December 31, 2000
Allowances Deducted from Assets
   Trade accounts receivable                                       280,198          --         697,141          --         977,339
   Accounts receivable - related companies                       1,239,811          --            --        (164,555)    1,075,256
   Loans to and receivable from related company and directors   10,380,798          --        (697,141)   (1,310,428)    8,373,229
   Deferred tax                                                    438,691          --          90,596          --         529,287
   Management fees (other current assets)                        2,459,328          --            --        (326,417)    2,132,911
   Investments in other companies                                  201,205          --            --         (22,871)      178,334
                                                                ------------------------------------------------------------------
               Total allowances Deducted from Assets            15,000,031          --          90,596    (1,824,271)   13,266,356
                                                                ==================================================================

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                            Age      Position
----                            ---      --------

Vichai Raksriaksorn             44       Group Chairman, Chief Executive Officer
                                         and Director

Viratana Suntaranond            61       Chief Financial Officer, Secretary,
                                         Treasurer and Director

Aimon Raksriaksorn              45       Group Deputy Managing Director and
                                         Director

Suwan Panyapas                  58       Group Senior Advisor and Director

Dharmnoon Prachuabmoh           68       Independent Director

Chulchit Bunyaketu              59       Independent Director

Preeyaporn Thavornun            50       Independent Director

Sombat Dechapanichkul           40       Group Assistant Managing Director


Set forth below is a backgrounds of the executive officers and directors of the Company and a listing of their principal occupations for the past five years.

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

Viratana Suntaranond
1997-Present      Chief Financial Officer,  Secretary and Director of King Power
                  International Group Co., Ltd.
                  Co-Managing Director of King Power Duty Free Co., Ltd.
1994-1997         Director of Big Hand Co., Ltd.
1993-Present      Managing Director of King Power Tax Free Co., Ltd.
1992-Present      President of U.M.P. Commercial Co., Ltd.
1996-Present      Director of King Power International Co., Ltd.
1985-Present      President of Niji (Thailand) Co., Ltd.
1984-Present      Managing Director of Thai-Tai International Trading Co., Ltd.

Aimon Raksriaksorn
1997-Present      Group  Deputy  Managing  Director  and  Director of King Power
                  International Group Co., Ltd.
                  Director of King Power  International  Group  (Thailand)  Co.,
                  Ltd.
1998-2002         Executive  Director  of King  Power On Board  Sales & Services
                  Co., Ltd.
1997-Present      Director of King Power Duty Free Co., Ltd.
1997-Present      Executive Director of King Power International Co., Ltd.
1994-2002         Managing Director of Thai Nishikawa International Co., Ltd.

Suwan Panyapas
2002-Present      Executive Director of King Power International Co., Ltd.
                  Executive  Director  of King  Power On Board  Sales & Services
                  Co., Ltd.
2001-Present      Director of Infotel Communication (Thailand)  Co., Ltd.
                  Executive Director of Lengle (Thailand) Co., Ltd.
                  Executive  Director of Lengle TAT (Phnom  Penh) Duty Free Co.,
                  Ltd.
2000-Present      Director of V.R.J. International Co., Ltd.
1997-Present      Director and Group Senior Advisor of King Power  International
                  Group Co., Ltd.
1996-2000         Senator of Thai National Assembly
1991-Present      Advisor to TAT Duty Free Co., Ltd.
1989-Present      Advisor to Downtown D.F.S. (Thailand) Co., Ltd.
1989-1991         Managing Director of TAT Duty Free Co., Ltd.

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

Chulchit Bunyaketu
2001-Present      Director of King Power International Group Co., Ltd.
2000              Director of Total Access Communication Co., Ltd.
1998-Present      Managing Director of Thai Oil Company Limited
                  Director of Thai Lube Blending Co., Ltd.
1998-2002         Director of the Petroleum Authority of Thailand
1998              Managing Director, Thaioil Power Company Limited
1997              Advisor to Board  Director  of  Broadcasting  Director  Board,
                  Royal Thai Army Radio & Television
1996              Director of the Population & Community Development Association
                  Director of Thai Army Television Channel 5 & 7
                  Chairman of Thai Paraxylene Company Limited
                  Director of Thaioil Power Company Limited
                  Director of Independent Power (Thailand) Company Limited
1994              Deputy Managing Director of Thai Oil Company Limited
1993              Director of Thai Lube Base Public Company Limited
1992              Director of Bangkok Mass Transit System Corp. Ltd.

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

The Company's bylaws provide that directors may be paid their expenses, if any. Directors were not paid an annual retainer but they were each paid approximately $6,731 - $11,002 per annum to attend meetings of the Board of Directors, Board of Executive Officers, and Audit committee meeting held during 2002.


Committees of the Board of Directors

The Board of Directors has two committees: the Audit Committee and Compensation Committee. The Audit Committee is composed of Dharmnoon Prachuabmoh, Chulchit Bunyaketu, and Preeyaporn Thavornun with Mr. Prachuabmoh serving as Chairman. The Audit Committee is responsible for recommending the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principles used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee is composed of Vichai Raksriaksorn, Suwan Panyapas, and Dharmnoon Prachuabmoh with Mr. Raksriaksorn being the Chairman. The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors concerning all forms of compensation paid to the Company's executive officers.

On September 11, 2001, the Board of Directors appointed a Special Committee consisting of directors Dharmnoon Prachuabmoh, Chulchit Bunyaketu and Preeyaporn Thavornun, who are not, nor were they previously officers or employees of the Company or any of its affiliates and are not associates or affiliates of the Majority Shareholders. The Board authorized and empowered the Special Committee, acting in the interest of minority interest shareholders, to review and negotiate the terms of the proposed merger of the Company and make a recommendation to the full Board of Directors and the Company's shareholders.


Compliance with Section 16(a) of the securities Exchange Act of 1934

Based solely on the review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), no individuals have failed to file on a timely basis the reports required to be filed under that rule or as required by Section 16(a) of the 1934 Act during the 2002 fiscal year.


ITEM 11  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information about the cash and non-cash compensation paid by the Company to its Executive
Officers for the fiscal year ended December 31, 1998, 1999, 2000, 2001 and 2002.

Summary Compensation Table
----------------- -------------------------------------------- -------------------------------------- ----------------
                                                                             Long Term
                                                                           Compensation
                              Annual Compensation                         Awards Payouts
----------------- -------------------------------------------- -------------------------------------- ----------------
      (a)          (b)       (c)       (d)          (e)            (f)          (g)         (h)             (i)
----------------- ------- ---------- -------- ---------------- ------------- ---------- ------------- ----------------
    Name and                                     (*) Other      Restricted
   Principal                                      Annual           Stock       Option /     LTIP          All Other
    Position       Year     Salary    Bonus    Compensation        Awards       SARs       Payouts      Compensation
----------------- ------- ---------- -------- ---------------- ------------- ---------- ------------- ----------------
Vichai             2002    724,150      -         10,166            -            -           -               -
  Raksriaksorn     2001    304,724      -           9,328           -            -           -               -
Group Chairman     2000     74,554      -           7,256           -            -           -               -
  & CEO            1999     79,317      -          5,000            -            -           -               -
                   1998       -         -          5,000            -            -           -               -
----------------- ------- ---------- -------- ---------------- ------------- ---------- ------------- ----------------
Viratana           2002    376,000      -          10,862           -            -           -               -
  Suntaranond      2001    283,228      -           8,923           -            -           -               -
Group Executive    2000     59,643      -           6,262           -            -           -               -
  Director & CFO   1999     63,454      -           5,000           -            -           -               -
                   1998       -         -           5,000           -            -           -               -
----------------- ------- ---------- -------- ---------------- ------------- ---------- ------------- ----------------
Aimon              2002    181,037      -          9,609            -            -           -               -
  Raksriaksorn     2001    111,588      -          8,743            -            -           -               -
Group Deputy       2000     59,643      -          5,517            -            -           -               -
  Managing         1999     63,454      -          2,000            -            -           -               -
  Director         1998     53,000      -          2,000            -            -           -               -
----------------- ------- ---------- -------- ---------------- ------------- ---------- ------------- ----------------
Suwan Panyapas     2002    97,482       -         11,002            -            -           -               -
Group Senior       2001    54,077       -          9,374            -            -           -               -
Advisor
----------------- ------- ---------- -------- ---------------- ------------- ---------- ------------- ----------------

*        Vichai  Raksriaksorn,  Viratana  Suntaranond,  Aimon Raksriaksorn,  and
         Suwan  Panyapas   received  meeting   compensation  for  the  Board  of
         Directors' Meeting and the Board of Executive Officers' Meeting.


The Company has no employment agreements with any of its executive officers or directors.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 24, 2003, with regard to the beneficial ownership of the Common Stock: (i) by each person known to the Company to a be beneficial owner of 5% or more of its outstanding Common
Stock; (ii) by the officers, directors and key employees of the Company individually; and (iii) by the officers and directors as a group. Unless otherwise indicated, the address of the persons listed below are in care of King
Power International Group Co., Ltd.


Name                               Number of Shares Beneficially Owned        Percentage
----                               ------------------------------------       -----------
Vichai Raksriaksorn (1)                      6,386,500 (1)                      31.54%
Viratana Suntaranond (2)                     3,013,500 (2)                      14.88%
Aimon Raksriaksorn (3)                       3,625,000 (3)                      17.90%
Suwan Panyapas                                    -0-                             -0-
Dharmnoon Prachuabmoh                             -0-                             -0-
Chulchit Bunkaketu (4)                         100,000 (4)                       0.49%
Preeyaporn Thavornun                              -0-                             -0-
Niphon Raksriaksorn (5)                      1,037,883 (5)                       5.13%
Sombat Dechapanichkul                           10,000                           0.05%

All current directors and executive
Officers as a group (eight persons)         12,496,500 (6)                      61.71%


(1) This excludes 3,000,000 shares owned by his wife, Aimon Raksriaksorn, as well as 1,037,883 shares owned by his nephew, Niphon Raksriaksorn, as their separate properties. Mr. Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares. However, this includes (a) 13,500 shares held by Capitalux Co., Ltd., with respect to which Mr. Raksriaksorn and Mr. Viratana Suntaranond have voting and investment power over by virtue of their shareholding and directorship in such company; and (b) 625,000 shares held by V&A Holding Co., Ltd., with respect to which Mr. Raksriaksorn and his wife, Aimon Raksriaksorn, have voting and investment power over by virtue of their shareholding and directorship in such company.

(2) This excludes 1,000,000 shares owned by his wife, Umaratana Suntaranond, as her separate property, as well as 200,000 shares in the aggregate owned by his four children, as their separate properties. Mr. Suntaranond disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares. However, this includes 13,500 shares held by Capitalux Co., Ltd., with respect to which Mr. Vichai Raksriaksorn and Mr. Viratana Suntaranond have voting and investment power over by virtue of their shareholding and directorship in such company.

(3) This excludes 5,748,000 shares owned by her husband, Vichai Raksriaksorn, 1,037,883 shares owned by his nephew, Niphon Raksriaksorn, as well as 5,000 shares owned by her mother, Auemporn Boonkhundha, as their separate properties. Ms. Raksriaksorn disclaims all beneficial interest in those shares, as well as any right to vote or control the disposition of those shares. However, this includes 625,000 shares held by V&A Holding Co., Ltd., with respect to which Ms. Raksriaksorn and her husband, Vichai Raksriaksorn, have voting and investment power over by virtue of their shareholding and directorship in such company.

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

Mr. Niphon Raksriaksorn has been employed at King Power since 1996, when he joined as a Project Coordinator. He was promoted to Executive Secretary, Management's Office, in 1997, and to Manager - CEO's Office, in 1999, a position he currently holds.

(6) This includes the 13,500 shares held by Capitalux Co., Ltd. and 625,000 shares held by V&A Holding Co., Ltd., but excludes such number of shares from the shareholdings of Vichai Raksriaksorn, Viratana Suntaranond, and Aimon Raksriaksorn to avoid counting such numbers of shares more than once. This does not include the 1,037,883 shares held by Niphon Raksriaksorn, as Mr. Niphon Raksriaksorn is not a director or executive officer of the Company.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following companies, which are owned or controlled by one or more of the directors of the Company, had transactions with the Company during the 2002 fiscal year and are likely to have similar transactions with the Company in the future. The related amounts are disclosed in Note 11 "Related Party and Director Transactions" in Notes To Consolidated Financial Statements. As discussed in Note 11, certain advances to affiliates have been advanced by those entities to individuals who are officers, directors and shareholders of the Company. Subsequent to December 31, 2001, Vichai Raksriaksorn and Viratana Suntaranond personally guaranteed all amounts receivable by the Company. All transactions were on terms and conditions and at prices substantially similar to those that these companies would have negotiated with unrelated third parties for the same goods and services.

Thai Nishikawa International Co., Ltd.

         Ms. Aimon Raksriaksorn was a Director and Executive Officer of this company until August 1st, 2002 when she resigned, whose main business is a manufacturer of costume jewelry for exporting.


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


Top (China) Group Co., Ltd.

Mr. Vichai Raksriaksorn and Mr. Viratana Suntaranond are the shareholders of this company, whose main business is acting as the holding company for a souvenir shop operation in Mainland China. The business of this company was transferred to the Forest Ministry of the People's Republic of China in 1998


King Power International Co., Ltd.

Mr. Vichai Raksriaksorn, Mr. Viratana Suntaranond, and Ms. Aimon Raksriaksorn are Directors and shareholders of this Company. Mr. Raksriaksorn resigned from Directorship on May 13th 2002 and was replaced by Mr. Suwan Panyapas. Mr. Raksriaksorn still serves as Chairman of the Company, whose main business is the operation of a duty free store in downtown Bangkok where merchandise is sold to international travelers.


Downtown D.F.S. (Thailand) Co., Ltd.

Mr. Vichai Raksriaksorn is the shareholders of this company. The main business of this company is the operation of a duty free store in downtown Bangkok. During the year 1998, this company has transferred its operation to King Power International Co., Ltd. (KPI) and is in the process of settling proceeds from sales of this business with KPI.

Airports Authority of Thailand (AAT)

AAT is a governmental agency and it owns five percent of the stock of King Power Duty Free Co., Ltd.


King Power on Board Sale and Services Co., Ltd.

Mr. Vichai Raksriaksorn and Ms. Aimon Raksriaksorn were the Directors of this company, until May 13th, 2002 when they both resigned and were replaced by Mr. Suwan Panyapas. Mr. & Ms. Raksiraksorn and Mr. Viratana Suntaranond are the shareholders of this company. The main business of this company was the operation of duty free sales on board the airplanes under contract with Thai Airways International Public Co., Ltd. In April 2002, the company's license expired and it ceased operations.


Lengle TAT (Phnom Penh) Duty Free Co., Ltd.

Mr. Suwan Panyapas is the Director and Executive Officer of this company, together with Mr. Vichai Raksriaksorn and Ms. Aimon Raksriaksorn are the shareholders of this company. The main business is operating the duty free retail in Phnom Penh, Cambodia.


Infotel Communication (Thailand) Co., Ltd.

Mr. Suwan Panyapas is the Director, Executive Officer and Shareholder of this company, together with Ms. Aimon Raksriaksorn is also the shareholder of this company. The main business of this company, which holds the appropriate license from the Telecommunications Authorities in Thailand, is to operate an information providing service to the public.


ITEM 14  CONTROLS AND PROCEDURES

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

PART IV

ITEM 15  EXHIBITS AND REPORTS ON FORM 8-K

There follows a list of all exhibits filed with Form 10-K, including those incorporated by reference.

Exhibit
No.                            Name or Description
-------                        -------------------

3.1      Articles of Incorporation of King Power  International  Group Co., Ltd.
         (1)
3.2      By-Laws of King Power International Group Co., Ltd. (1)
3.3      Certification Document of King Power Duty Free Co., Ltd. (1)
3.4      Certification Document of King Power Tax Free Co., Ltd. (1)
3.5      Memorandum of Association of King Power  International  Group Co., Ltd.
         (1)
10.4 Contract - Permission to Sell- Bangkok Airport with AAT dated 10/02/97 (was 10.21) (2)
10.5 Maintenance & Repairs Agreement with Logic Company Limited, dated 09/01/98 for King Power Tax Free Co., Ltd. (was 10.29) (2)
10.6 Maintenance & Repairs Agreement with Logic Company Limited, dated 09/01/98 for King Power Duty Free Co., Ltd. (was 10.31) (2)
10.7     Memorandum with Thai Military Bank dated 08/21/98 (was 10.33) (2)
10.8     Guarantee for Thai Military Bank dated 08/21/98 (was 10.34) (2)
10.9     Guarantee for Thai Military Bank dated 08/21/98 (was 10.35) (2)
10.10    Guarantee for Thai Military Bank dated 08/21/98 (was 10.36) (2)
10.11    Memorandum with Thai Military Bank dated 11/19/98 (was 10.37) (2)
10.12    Memorandum with Thai Military Bank dated 11/19/98 (was 10.38) (2)
10.13    Guarantee for Thai Military Bank dated 11/19//98 (was 10.39) (2)
10.14    Guarantee for Thai Military Bank dated 11/19//98 (was 10.40) (2)
10.15    Guarantee for Thai Military Bank dated 11/19//98 (was 10.41) (2)
10.16    Guarantee for Thai Military Bank dated 11/19//98 (was 10.42) (2)
10.17    Notice for Deduction with Thai Military Bank dated 11/25/98 (was 10.43)
         (2)
10.18    Pledge for Thai Military Bank dated 12/03/98 (was 10.44) (2)
10.19    Letter of Consent with Thai  Military  Bank dated  12/03/98 (was 10.45)
         (2)
10.20    Letter of Consent with Thai  Military  Bank dated  12/03/98 (was 10.46)
         (2)
10.24    Guarantee for Siam City Bank dated 11/12/98 (was 10.50) (2)
10.25    Letter of Consent with Siam City Bank dated 11/27/98 (was 10.51) (2)
10.26    Pledge for Siam City Bank dated 11/27/98 (was 10.52) (2)
10.27    Letter of Consent with Siam City Bank dated 12/30/98 (was 10.53) (2)
10.28    Pledge for Siam City Bank dated 12/30/98 (was 10.54) (2)
10.29 Contract of Permission for Operating Business Selling Photo Developing-Duplicating-Enlarging Services at Bangkok International Airport KPT#1 Contract No. 6-22/2542 (was 10.56) (3)
10.30 Contract of Permission for Operating Business Selling Medicines, Medical Supplies and Health Products at Bangkok International Airport KPT#3 Contract No. 6-61/2544 (was 10.57) (3)
10.34 Memorandum Attached to Contract of Permission for Operating Business of Selling Merchandize and Souvenirs at Bangkok International Airport No. 6-01/2541 dated 2 October 1997 Amendment 1 KPT#10 (was 10.63) (3)
10.38 Pledge Agreement of Debenture dated 6/17/99 FN#2 SCC (Siam City Bank) (was 10.77) (3)
10.39 Letter of Consent for Bank Deposits Deduction dated 6/17/99 FN#3 SCC (was 10.78) (3)
10.40 Contract of Permission for Operating Business Selling Merchandise and Souvenirs in Transit Lounge International Passenger Terminal Bangkok International Airport dated 9 June 2000 Contract no. 6-16/2543 (4)
10.41 Lease Agreement for Space in Building Bangkok International Airport dated 1-16/2543 (4)
10.44 Contract of Permission for Operating Business Selling Souvenirs and Miscellaneous Items in Domestic Passenger Terminal Bangkok International Airport dated 9 November 2000 Contract no. 6-10/2543 (4)
10.45 Lease Agreement for Space in Building of Bangkok Domestic Airport Contract no.1-10/2543 (4)
10.46 Contract of Permission for Operating Business Selling Books, Magazines, Printed Materials, Cards, Stationery; Selling and Renting Tapes, VDO, CD; Providing Services for printing Name Cards, Making Rubber Stamps, Graphic, Advertising Stickers & Photo Copies at Bangkok International Airport dated 21 January 2000 Contract no. 6-03/2543 (4)
10.47 Lease Agreement for Space in Building Bangkok International Airport dated 21 January 2000 Contract no. 1-03/2543 (4)
10.52 Memorandum of Amendment Contract of Permission for Operating Business Selling Duty Free Merchandise and Leasing Spaces for Operation Bangkok International Airport, and Reginal Airports Contract No. 6-04/2539 dated 6 March 1996 (Amendment 1) dated 7-11-00 (4)

Exhibit
No.                            Name or Description
-------                        -------------------

10.53 Memorandum of Amendment Contract of Permission for Operating Business Selling Duty Free Merchandise and Leasing Spaces for Operation Bangkok International Airport, and Regional Airports Contract No. 6-04/2539 dated 6 March 1996 (Amendment 2) dated 11-10-00 (4)
10.54 Lease Agreement for Space in Building 305 Bangkok International Airport, Agreement No.2-01/2545 (4)
10.57 Merchandise and Souvenir Business Operation at the Chiang Mai Airport Contract no. Chor.Mor.1-27/2543 (4)
10.58 Agreement for Pledge of Instrument Issued to person by Name dated 12-28-00 (4)
10.59 Guarantee Contract: Siam Commercial Bank (Baht 125 million) dated 7-20-00 (4)
10.60 Guarantee Contract: Siam Commercial Bank (Baht 385 million) dated 7-20-00 (4)
10.61 Guarantee Contract: Siam Commercial Bank (Baht 125 million) dated 7-20-00 (4)
10.62    Guarantee Contract:  SICCO (4)
10.63    Guarantee Contract:  Siam City Bank dated 8-23-00 (4)
10.64    Letter of Consent:  Siam City Bank dated 8-23-00 (4)
10.65    Letter of Consent for Deduction of Bank Deposit dated 12-28-00 (4)
10.66    Agreement for Pledge of Bank Deposit dated 11-10-00 (4)
10.67    Overdraft Agreement dated 6-20-00 (4)
10.68    Guarantee Contract dated 6-20-00 (4)
10.69    Agreement for pledge of Rights under Deposit dated 6-20-00 (4)
10.70    Loan Facility Agreement dated 11-15-00 (4)
10.71    Letter of Consent & Overdraft Facility Agreement dated 11-15-00 (4)
10.72 Form A: Agreement for Pledge of Rights under Deposit Instrument dated 11-27-00 (4)
10.73    Continuing Commercial Credit Agreement dated 11-15-00 (4)
10.74    Guarantee to Citibank, N.A./Citicorp Leasing (Thailand) Ltd. (4)
10.75    Siam Tower Lease Agreement dated 4-30-01 (5)
10.76 Lease Agreement for Space in Bangkok International Airport, Agreement No. 7- 21/2544 (5)
10.77 Lease Agreement for Rooms in Bangkok International Airport, Agreement No. 1- 79/2544 (5)
10.78 Lease Agreement for Space in Bangkok International Airport, Agreement No. 7- 40/2544 (5)
10.79 Lease Agreement for Space in Bangkok International Airport, Agreement No. 7- 32/2544 (5)
10.80 Contract of Permission for Operating Business of Selling Thailand's Brand Merchandise and Souvenirs at Bangkok International Airport, Contract No. 6-34/2544 (5)
10.81 Contract of Permission for Operating Business of Selling Thailand's Brand Merchandise and Souvenirs at Bangkok International Airport, Contract No. 6-53/2544 (5)
10.82 Contract of Permission of Operating Business of Selling Medicines, Medical Supplies and Equipment at Bangkok International Airport, Contract No. 6-61/2544 (5)
10.83 Lease Agreement for Space in Chiang Mai Airport, Agreement No. Chor.Mor.1- 28/2543 (5)
10.84 Contract of permission for Operating Business of Selling Merchandise and Souvenirs at Chiang Mai Airport, Contract No. Chor.Mor.1-27/2543
         (5)
10.85 Memorandum of Amendment Contract of Permission for Operating Business of Selling Merchandise and Souvenirs at Chiang Mai Airport (No. Chor.Mor.1-27/2543 dated 19 March 2001) Amendment 1 dated 6-05-01 (5)
10.86 Memorandum of Amendment Lease Agreement for Space in Chiang Mai Airport (No. Chor.Mor.1-28/2543 dated 19 March 2001) Amendment 1 dated 6-05-01
         (5)
10.87 Krung Thai Bank / Application for Credit Facilities: Letter of Credit and trust Receipt dated 9-13-01 (5)
10.88 Krung Thai Bank / Application for credit Facilities: Forward Contract dated 9-13-01 (5)
10.89    Siam  City  Bank /  Pledge  Agreement  of  Financial  Instrument  dated
         10-18-01 (5)
10.90    Export-Import Bank of Thailand / Guarantee Contract dated 11-01-01 (5)
10.91 Bangkok First Investment & Trust / Application for Credit Facilities dated 11-20-01 (5)
10.92    Thai Military Bank / Bank Deposit Pledge Agreement dated 12-11-01 (5)
10.93    UOB Radanasin Bank / Guarantee Contract dated 3-27-01 (5)
10.94    Siam City Bank / Guarantee Contract dated 5-21-01 (5)
10.95    SICCO / Guarantee Contract dated 12-24-01 (5)
10.96    Siam Commercial Bank / Loan Agreement (5)
10.97    UOB Radanasin Bank / Guarantee Contract dated 3-27-01 (5)
10.98    Siam Commercial Bank / Application for Credit Facilities dated 10-16-01
         (5)
10.99    Siam Commercial bank / Guarantee Contract dated 10-16-01 (5)
10.100 Building 305 Space Lease Agreement, Bangkok International Airport, Agreement No. 2-01/2545 (6)

Exhibit
No.                            Name or Description
-------                        -------------------

10.101 Building Space Lease Agreement, Bangkok International Airport, Agreement No. 1-01/2545 (6)
10.102 Agreement of Permission for Selling Duty-Free Merchandise, Bangkok International Airport & Regional Airports, Agreement No. 1/2545 (6)
10.103 Agreement of Permission for Selling Duty-Free Merchandise, Bangkok International Airport & Regional Airports, Agreement No. 3/2545 (6)
10.104 Building Space Lease Agreement, Bangkok International Airport & Regional Airports, Agreement No. 2/2545 (6)
10.105 Building Space Lease Agreement, Bangkok International Airport & Regional Airports, Agreement No. 4/2545 (6)
10.106   Building Space Lease Agreement, Phuket Airport, Agreement No. PK.1/2545
         (6)
10.107 Cargo Building Space Lease Agreement, Chiang Mai Airport, Agreement No. CM.1/2545 (6)
10.108 Building Space Lease Agreement, Hat Yai Airport, Agreement No. HY.9/2545 (6)
10.109 Cargo Building Space Lease Agreement, Chiang Mai Airport, Agreement No. CM.2/2545 (6)
10.110 Memorandum of Amendment Attached to the Building Space Lease Agreement, Bangkok International Airport (Agreement No. 1-01/2545, dated November 20, 2001), 1st Amendment (6)
10.111 Memorandum of Amendment Attached to the Building Space Lease Agreement, Bangkok International Airport & Regional Airports (Agreement No. 4/2545, dated February 12, 2001), 1st Amendment (6)
10.112 Application for Credit Facilities & Related Documents, Bangkok First Investment & Trust Public Company Limited (6)
10.113 Application for Credit Facilities & related Documents, Krung Thai Bank, dated October 9, 2002 (6)
10.114 Application for Credit Facilities & Related Documents, Krung Thai Bank, dated October 29, 2002 (6)
10.115   Letter of Guarantee, Thai Military Bank, dated August 30, 2002 (6)
10.116 Memorandum of Understanding on Pledge of Deposit, Thai Military Bank, dated July 29, 2002 (6)
10.117   Attachment to Bill of Exchange dated October 1, 2002 (6)
21.1     Significant Subsidiaries and Jurisdictions of Incorporation

(1)      As filed with the Company's Form 10-KSB/A on May 7, 1998
(2)      As filed with the Company's Form 10-KSB on April 9, 1999
(3)      As filed with the Company's Form 10-KSB/A on April 30, 2000
(4)      As filed with the Company's Form 10-KSB March 30, 2001
(5)      As filed with the Company's Form 10-KSB/A on April 2, 2002
(6)      As file herewith



Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2003.


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

           Signature                       Title                       Date

/s/  Vichai Raksriaksorn       Group Chairman, Chief Executive    March 28, 2003
------------------------       Officer and Director
  Vichai Raksriaksorn


/s/  Viratana Suntaranond      Group Chief Financial Officer,     March 28, 2003
-------------------------      Secretary and Director
Viratana Suntaranond


/s/  Aimon Raksriaksorn        Group Deputy Managing Director     March 28, 2003
-----------------------        and Director
Aimon Raksriaksorn


/s/  Suwan Panyapas            Director                           March 28, 2003
-------------------
Suwan Panyapas


/s/  Dharmnoon Prachuabmoh     Director                           March 28, 2003
--------------------------
Dharmnoon Prachuabmoh


/s/ Chulchit Bunyaketu         Director                           March 28,2003
----------------------
Chulchit Bunyaketu


/s/ Preeyaporn Thavornun       Director                           March 28,2003
------------------------
Preeyaporn Thavornun

                                                                     Section 302
                                  CERTIFICATION

I, Vichai Raksriaksorn, certify that:

1. I have reviewed this annual report on Form 10-K of King Power International Group Co., Ltd.;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 28th 2003




                             /s/ Vichai Raksriaksorn
                             -----------------------
                               Vichai Raksriaksorn
                             Chief Executive Officer

                                                                     Section 302
                                  CERTIFICATION

I, Viratana Suntaranond, certify that:

1. I have reviewed this annual report on Form 10-K of King Power International Group Co., Ltd.;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 28th, 2003




                            /s/ Viratana Suntaranond
                            ------------------------
                              Viratana Suntaranond
                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of King Power International Group Co., Ltd. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vichai Raksrikasorn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






                                                     /s/ Vichai Raksriaksorn
                                                     -----------------------
                                                     Vichai Raksriaksorn
                                                     Chief Executive Officer

                                                     March 28th, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of King Power International Group Co., Ltd. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Viratana Suntaranond, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






                                                     /s/ Viratana Suntaranond
                                                     ------------------------
                                                     Viratana Suntaranond
                                                     Chief Financial Officer

                                                     March 28th, 2003