Form 10-Q
period 2003-03-31
KING POWER INTERNATIONAL GROUP CO LTD
filed 2003-05-14
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                 For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2003: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                Form 10-Q for the Quarterly ended March 31, 2003

                                Table of Contents


                                                                            Page
Part I - Financial Information
         Item 1 Financial statements                                          3
         Item 2 Management's Discussion and Analysis or Plan of Operation    22
         Item 4 Controls and Procedures                                      28

Part II - Other Information
         Item 1 Legal Proceeding                                             28
         Item 2 Changes in Securities                                        29
         Item 3 Defaults Upon Senior Securities                              29
         Item 4 Submission of Matters to a Vote of Securities Holders        29
         Item 5 Other Information                                            29
         Item 6 Exhibits and Reports on Form 8-K                             29

Part I - Financial Information
Item 1 - Financial statement


                     Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. (a Nevada Corporation) and Subsidiaries as of March 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months ended March 31, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.




                                        /s/ Smith, Gray, Boyer & Daniell PLLC
                                        -------------------------------------

                                        SMITH, GRAY, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas

May 14, 2003


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,    December 31,
                                                                         Note         2003           2002
                                                                                  ------------   ------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                    $ 25,406,880   $ 15,509,155
     Trade accounts receivable                                                         455,054      1,488,965
     Refundable value added tax                                            4         1,345,939        833,291
     Trade accounts and management fee receivable from related
       companies, net                                                     11           154,287        154,870
     Merchandise inventories, net                                                   34,632,537     32,022,091
     Restricted fixed deposits                                             3        20,226,700     19,729,589
     Deferred income tax assets                                           10         3,782,452      3,745,025
     Prepaid expenses                                                                2,519,518      1,850,981
     Other current assets                                                              462,811        421,663
                                                                                  ------------   ------------
          Total current assets                                                      88,986,178     75,755,630

Property, plant and equipment, net                                         5         6,532,411      6,374,932
Loans and accrued interest from related companies and directors, net      11         9,154,956      9,586,184
Investments and other assets                                                         3,658,243      3,626,698
                                                                                  ------------   ------------
          TOTAL ASSETS                                                            $108,331,788   $ 95,343,444
                                                                                  ============   ============
























The accompanying notes are an integral part of these consolidated financial statements
See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                      March 31,      December 31,
                                                             Note        2003            2002
                                                                    -------------    -------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft and bank loans                              6   $  16,905,564    $  17,193,843
     Current portion of long-term loan                          8          27,120           36,926
     Trade accounts payable                                            13,705,719       12,518,038
     Accrued concession fees                                    7       3,691,811        4,864,882
     Accrued corporate income tax                                       6,275,501        4,222,302
     Other current liabilities                                          3,411,030        8,852,914
                                                                    -------------    -------------
         Total current liabilities                                     44,016,745       47,688,905
Long-term loan, net                                             8      25,680,579       13,908,201
                                                                    -------------    -------------
         Total liabilities                                             69,697,324       61,597,106
                                                                    -------------    -------------

Minority interest                                                       1,605,524        1,389,075

Shareholders' equity                                            9
     Common stock, $0.001 par value, 100,000,000
       shares authorized, 20,250,000 shares issued                         20,250           20,250
       and outstanding
     Additional paid in capital                                        20,848,145       20,848,145
     Retained earnings (deficit)                                       17,931,671       13,546,681
     Legal reserve                                                         82,233           82,233
     Translation adjustments                                           (1,853,359)      (2,140,046)
                                                                    -------------    -------------
         Total shareholders' equity                                    37,028,940       32,357,263
                                                                    -------------    -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 108,331,788    $  95,343,444
                                                                    =============    =============















The accompanying notes are an integral part of these consolidated financial statements
See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE QUARTERS ENDED MARCH 31,



                                                             Note        2003            2002
                                                                     ------------    ------------

Sales revenue                                                        $ 54,513,994    $ 44,519,311

Cost of sales
     Cost of merchandise sold                                          28,777,562      20,812,230
     Concession fees                                           7        9,938,067       8,369,259
                                                                     ------------    ------------
          Total cost of sales                                          38,715,629      29,181,489
                                                                     ------------    ------------

Gross profit                                                           15,798,365      15,337,822

Operating expenses
     Selling and administrative expenses                                9,245,769       6,622,248
                                                                     ------------    ------------
         Total operating expenses                                       9,245,769       6,622,248
                                                                     ------------    ------------

     Income from operations                                             6,552,596       8,715,574

Other income (expense)
     Interest income                                                      240,117         400,137
     Interest expense                                                    (394,677)       (350,475)
     Gain (loss) on foreign exchange, net                                 (58,402)         23,708
     Other income                                                         261,522         285,243
                                                                     ------------    ------------
           Total other income (expense)                                    48,560         358,613
                                                                     ------------    ------------

Net income before income tax                                            6,601,156       9,074,187

Income tax expense                                            10       (2,011,329)     (2,799,454)
                                                                     ------------    ------------
Net income before minority interest                                     4,589,827       6,274,733

Minority interest                                                        (204,837)       (287,432)
                                                                     ------------    ------------
Net income attributed to common shares                               $  4,384,990    $  5,987,301
                                                                     ============    ============

Weighted average number of common shares outstanding
                                                                       20,250,000      20,250,000

Basic earnings per share                                             $       0.22    $       0.30





The accompanying notes are an integral part of these consolidated financial statements
See Accountants' Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE QUARTERS ENDED MARCH 31,


                                                            2003         2002
                                                         ----------   ----------

Net income attributed to common shares                   $4,384,990   $5,987,301
Other comprehensive income, net of tax:
   Foreign currency translation adjustment                  286,687      391,566
                                                         ----------   ----------

Comprehensive income                                     $4,671,677   $6,378,867
                                                         ==========   ==========
































The accompanying notes are an integral part of these consolidated financial statements
See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE QUARTERS ENDED MARCH 31,



                                                                            2003           2002
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 4,384,990    $ 5,987,301
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation expense                                                    454,115        309,687
    Unrealized loss (gain) on foreign exchange                               41,295       (105,355)
    Deferred income tax assets                                              (37,427)       (57,850)
    Decrease (increase) in operating assets:
      Trade accounts receivable                                           1,035,218         70,118
      Refundable valued added tax                                          (512,648)      (287,389)
      Receivables and loans to related companies and directors              420,789     (1,085,638)
      Merchandise inventories                                            (2,610,446)    (6,612,965)
      Prepaid expenses and other current assets                            (709,685)      (118,102)
      Other long-term assets                                                (31,545)       (12,040)
    Increase (decrease) in operating liabilities:
      Trade accounts payable                                              1,211,746       (465,603)
      Accrued concession fees                                            (1,173,071)     1,042,212
      Other current liabilities                                          (3,388,685)     2,440,558
      Minority interest                                                     216,449        302,334
      Translation adjustments                                               286,687        391,566
                                                                        -----------    -----------
        Net cash provided by (used in) operating activities             $  (412,218)   $ 1,798,834






















The accompanying notes are an integral part of these consolidated financial statements
See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE QUARTERS ENDED MARCH 31,



                                                                      2003            2002
                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                    $   (611,594)   $   (934,636)
    (Increase) decrease in restricted fixed deposits                  (497,111)     (2,729,026)
                                                                  ------------    ------------
     Net cash provided by (used in) investing activities            (1,108,705)     (3,663,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank overdrafts                         --          (597,792)
     Proceeds from (repayment of) bank loans                          (286,159)      6,088,331
     Proceeds from (repayment of) long-term loan                    11,762,572          (5,831)
                                                                  ------------    ------------
     Net cash provided by (used in) financing activities            11,476,413       5,484,708

Effect of exchange rate changes on cash and cash equivalents           (57,765)         16,999
                                                                  ------------    ------------
Net increase in cash and cash equivalents                            9,897,725       3,636,879
Cash and cash equivalents, beginning of period                      15,509,155       3,955,240
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $ 25,406,880    $  7,592,119
                                                                  ============    ============

Supplemental cash flow information Cash paid during the period:
          Interest                                                $    391,650    $    373,031
          Income taxes                                            $     12,930    $     13,095

























The accompanying notes are an integral part of these consolidated financial statements
See Accountants' Review Report


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002 (in US $)



                                                     Common Stock             Additional     Comprehensive
                                                Shares          Amount      Paid in Capital      Income
                                             -------------------------------------------------------------
Balances at January 1, 2002                    20,250,000          20,250      20,848,145
Net Income                                                                                       5,987,301
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                         391,566
                                                                                              ------------
Comprehensive Income                                                                             6,378,867
                                             -------------------------------------------------============
Balances at March 31, 2002                     20,250,000          20,250      20,848,145
                                             ============================================

Balances at January 1, 2003                    20,250,000          20,250      20,848,145
Net Income                                                                                       4,384,990
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                         286,687

Comprehensive Income                                                                             4,671,677
                                             -------------------------------------------------============
Balances at March 31, 2003                     20,250,000          20,250      20,848,145
                                             ============================================



                                                                             Accumulated
                                                                                 Other
                                               Retained          Legal      Comprehensive
                                               Earnings         Reserve         Income           Total
                                             -------------------------------------------------------------

Balances at January 1, 2002                     1,446,618          82,233      (2,573,522)      19,823,724
Net Income                                      5,987,301                                        5,987,301
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                        391,566          391,566

Comprehensive Income
                                             -------------------------------------------------------------
Balances at March 31, 2002                      7,433,919          82,233      (2,181,956)      26,202,591
                                             =============================================================

Balances at January 1, 2003                    13,546,681          82,233      (2,140,046)      32,357,263
Net Income                                      4,384,990                                        4,384,990
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                        286,687          286,687

Comprehensive Income
                                             -------------------------------------------------------------
Balances at March 31, 2003                     17,931,671          82,233      (1,853,359)      37,028,940
                                             =============================================================









The accompanying notes are an integral part of these consolidated financial statements
See Accountants' Review Report

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


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

KPD is a Thailand-based corporation engaged in selling duty free merchandise to the traveling public under the supervision of Thai customs, in stores located in the international terminals of the various airports located in Thailand. KPD holds from the Airports of Thailand Public Company Limited (AOT), (previously named "Airports Authority of Thailand" (AAT)) a non- exclusive license to operate duty free stores for all stores of this specific nature. Prior to January 1, 2002, KPD was one of two operators to operate duty free stores of this specific nature (see Note 7). For the duty free store operation, KPD is exempt from input value added tax on purchases of import merchandise and from output value added tax on sales of merchandise.

KPT is a Thailand-based corporation engaged in selling various souvenirs and consumer products to the general public in the international and domestic terminals of Bangkok and Phuket airports located throughout Thailand. KPT holds the operating license granted by the AOT for all shops of this specific nature. For the tax free operation, KPT is subject to input value added tax on purchases of merchandise and is exempt from output value added tax on sales of merchandise for shops within Bangkok International Airport's departure halls.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements, which include the accounts of the Company and its subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies under 20% of interest are accounted for using the cost method. At March 31, 2003 and December 31, 2002, these investments have been written down due to an assumed permanent impairment of their value. The consolidated financial statements are presented in U.S. dollars.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

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

The  exchange  rates at March 31, 2003,  and  December 31, 2002,  were $1 = Baht
42.883 and Baht 43.240, respectively. The average exchange rates for the three months ended March 31, 2003 and 2002, were $1= Baht 42.893, Baht 43.8568, respectively.

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

Concession Fees - According to the concession agreement with the AOT, KPT is required to pay concession fees, rental and services fees, and other related expenses at the fixed charges per month defined in the concession agreement. According to the concession agreement with the AOT, KPD is required to pay concession fees at a fixed percentage of sales, greater than or equal to the fixed charges as defined in the concession agreement, and pay rental and service fee and other related expenses.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002



Reclassification - Certain amounts in the 2002 financial statements and related footnotes have been reclassified to conform to the 2003 presentation.



3.       RESTRICTED FIXED DEPOSITS

                                            March 31, 2003     December 31, 2002
                                          -----------------    -----------------
         Restricted fixed deposits        $   20,226,700       $   19,729,589
         Interest rates                       0.75%-2.50%          0.75%-3.00%


As of March 31, 2003, and December 31, 2002, the restricted fixed deposits with maturities from three to twelve months were pledged as collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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


5.       PROPERTY, PLANT AND EQUIPMENT, NET
                                           March 31, 2003     December 31, 2002
                                         -----------------    -----------------
         Land                            $         612,830    $         607,770
         Building                                  383,513              380,346
         Leasehold improvements                  8,165,610            7,613,367
         Office equipment and fixtures           3,427,813            3,475,607
         Vehicles                                1,114,117            1,045,927
         Work in progress                           37,586              109,351
                                         -----------------    -----------------
              Total cost                        13,741,469           13,232,368
         Less: accumulated depreciation         (7,209,058)          (6,857,436)
                                         -----------------    -----------------
              Net book value             $       6,532,411    $       6,374,932
                                         =================    =================


6.    BANK OVERDRAFT AND LOANS FROM BANKS
                                           March 31, 2003     December 31, 2002
                                         -----------------    -----------------
         Trust receipts                  $         115,694    $         542,594
         Short-term loan                        16,789,870           16,651,249
                                         -----------------    -----------------
                                         $      16,905,564    $      17,193,843
                                         =================    =================


As of March 31, 2003, and December 31, 2002, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 75.74 million ($ 1,766,201) and Baht 75.74 million ($ 1,751,619), respectively, bearing interest at the Minimum Overdraft Rate ("MOR") plus 1.00% - 1.50% per annum. For the three months ended March 31, 2003, the average rate of MOR was 6.50% - 7.75% per annum, and for the year ended December 31, 2002, the average rate MOR was 6.50%
- 7.75%per annum, respectively. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits (see Note 3).

As of March 31, 2003, and December 31, 2002, trust receipts incurred by KPD and KPT bear interest at the rates varying from 3.19% - 7.00% and 6.00% - 7.75% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD, together with a related company.

As of March 31, 2003, and December 31, 2002, the Company has short-term loans with various commercial banks in Thailand, bearing interest at rates of 2.25% - 4.85% and 2.25% - 5.65%per annum, respectively, collateralized by fixed deposits and guaranteed by a director.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


Trust receipts at March 31, 2003
Foreign currency borrowing by subsidiaries in Thailand        Currencies      Amount     Interest rate (%)
                                                            -----------------------------------------------
      -Without forward contract                    USD          51,699      $  51,852       6.00 - 7.00
                                                   CHF          81,597         60,164           3.19
                                                   JPY         436,608          3,678           6.00
                                                                           ------------
                                                                            $ 115,694
                                                                           ============


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
                                                                           ------------
                                                                            $ 542,594
                                                                           ============


As of March 31, 2002 and December 31, 2002, land and building are pledged as collateral for credit lines, trust receipts, and a long-term loan from a bank. (Notes 6 and 8)


7.   CONCESSION FEES

In order to obtain the necessary rights to operate at the international and domestic airports in Thailand, the Company has entered into various agreements with the AOT and the Customs Department of Thailand, which included the right to rent office space. Under the aforementioned agreements with the AOT and the Customs Department of Thailand, both KPD and KPT are required to pay concession fees, rental fees, service fees, property tax, and other expenses, and to pledge cash or obtain a local commercial bank letter of guarantee, as collateral.

Accrued concession fees to the AOT were $3,691,811 and $4,864,882 as of March 31, 2003, and December 31, 2002, respectively. Concession fee expense for the three months ended March 31, 2003 and 2002, was $9,938,067 and $8,369,259,
respectively.

A summary of the concession and rental fees payable and the value of collateral for the remaining period of the agreement (as amended) are as follows (see Notes 11 and 12):



                                KPT (in $000's)                                             KPD (in $000's)
-----------------------------------------------------------------     -------------------- -------------------- -------------
   Year        Airport         Rental, Service &                           Airport           Rental, Service &
           Concession Fees       Other Expenses      Collateral        Concession Fees         Other Expenses     Collateral
-----------------------------------------------------------------     -------------------- -------------------- -------------
   2003         8,675                286                8,031              17,698                1,330              13,732
   2004        12,191                361                7,686              25,115                1,791              13,941
   2005        13,380                357                7,686              26,588                  107              14,650
   2006         4,939                 89                7,108              27,780                   27              15,306

On March 20, 2001, the AOT awarded the Company a contract, beginning January 1, 2002, to operate the duty free retail space as the only operator in Thailand's International airports. Coupled with the extension of its other concession, the Company is positioned as the principal operator of tax free and duty free stores in Thailand.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


8.       LONG-TERM LOANS, NET

Long-term liabilities as of March 31, 2003, and December 31, 2002, consist of the following:

                                                     March 31, 2003     December 31, 2002
                                                   -----------------    -----------------
         Long-term loans                           $      25,666,150    $      13,900,906
         Installment purchase payable                         41,549               44,221
                                                   -----------------    -----------------
                                                          25,707,699           13,945,127

         Less: current portion of long-term debt             (27,120)             (36,926)
                                                   -----------------    -----------------
             Total                                 $      25,680,579    $      13,908,201
                                                   =================    =================


As of March 31, 2003 and December 31, 2002, long-term loans consist of loans from banks carrying interest rates of 4.00% - 6.90% and 3.60% - 7.25% per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company.

Long term loans as of March 31, 2003 are due as follows:
                                                     March 31, 2003
                                                   -----------------
         Installment purchase obligation
               2003                                $          12,161
               2004                                           12,161
               2005                                           12,161
               2006                                            5,066
                                                   -----------------
            Total                                  $          41,549
                                                   =================

         Long-term loan installment payments
               2003                                $          14,959
               2004                                       11,659,632
               2005                                       13,991,559
                                                   -----------------
            Total                                  $      25,666,150
                                                   =================

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


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

(c) Per the reverse acquisition agreement, 1,200,000 shares of common stock as of June 12, 1997, when the reverse acquisition was effective, represented the other 4% of equity interests. These 1,200,000 shares of common stock were represented by the following components:

                                        Common Stock            Additional     Retained        Treasury
                                    Shares        Amount     Paid-in Capital   Earnings          Stock           Total
                                -----------------------------------------------------------------------------------------
Beginning Balance at 12/31/96        275,316   $        275   $    151,186   $   (143,833)   $     (6,000)   $      1,628
Form S-8 issuance at 5/8/97          924,684            925         69,717           --              --            70,642
Reissuing of treasury stock             --             --             --             --             6,000           6,000
Net loss at 6/12/97                     --             --             --          (78,270)           --           (78,270)
                                -----------------------------------------------------------------------------------------
Total shareholders' equity
     At June 12, 1997              1,200,000   $      1,200   $    220,903   $   (222,103)   $       --      $       --
                                -----------------------------------------------------------------------------------------

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

(e) Dividend Declaration and Legal Reserve
    At its ordinary shareholders' meeting held on August 1, 2001, KPD passed a resolution to pay a dividend at the rate of Baht 40 per share for a total of Baht 80,000,000 ($1.8 million), based on the results of its operations for 1999. Further, in accordance with Thai law, a legal reserve was created, equal to 5% of the total net profit for the year on which the dividend is based. The 5% net profit reserve is required by Thai law each time a dividend is declared; until such reserve reaches 10% of the Company's authorized share capital.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


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

The provision for income taxes consists of the following:

                                                 March 31,2003    March 31,2002
                                                 -------------    -------------
Current income tax (payable)
       United States                             $        --      $        --
       Foreign                                      (1,973,902)      (2,741,604)
                                                 -------------    -------------
                                                    (1,973,902)      (2,741,604)
Deferred income tax
       United States                             $        --      $        --
       Foreign                                         (37,427)         (57,850)
                                                 -------------    -------------
                                                       (37,427)         (57,850)
                                                 -------------    -------------

Net income tax expense                           $  (2,011,329)   $  (2,799,454)
                                                 =============    =============


Pre-tax income for foreign companies for the quarters ended March 31, 2003, was $6,704,230. Current taxes payable are included in current liabilities.

The components of deferred income tax assets and liabilities were:

                                                     March 31,2003      December 31, 2002
                                                   -----------------    -----------------
Provision for doubtful accounts and obsolescence   $       3,804,236    $       3,766,980
Net operating loss carry forward                             555,719              519,372
                                                   -----------------    -----------------
                                                           4,359,955            4,286,352
Less: valuation allowance                                   (577,503)            (541,327)
                                                   -----------------    -----------------

Deferred income tax assets                         $       3,782,452    $       3,745,025
                                                   =================    =================


As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                          For the three months ended March 31,
                                               2003                  2002
                                         --------------------------------------
Standard income tax rate                      35.00%                35.00%
Foreign tax rate difference                  (5.08)%               (4.21)%
Less: valuation allowance                      0.55%                  -
                                         --------------------------------------
Effective income tax rate                     30.47%                30.79%
                                         ======================================

As of March 31, 2003, and December 31, 2002, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purposes of $555,719 and $519,372, respectively, which expire in years 2003 through 2017. A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


11.      RELATED PARTY AND DIRECTOR TRANSACTIONS

The Company and its subsidiaries have business transactions with and have advanced funds to various entities affiliated by common ownership and control and to its officers, directors and shareholders. Where management has considered it necessary, reserves have been provided for losses on collection of these balances. In certain instances, advances to affiliated companies have been, in turn, advanced to other related parties, including directors and shareholders of the Company. Of the $7,503,497 million and $7,677,049 million shown in the following schedule as receivable from King Power International Co., Ltd. (KPI), as of March 31, 2003, and December 31,2002, respectively, reserves have been provided for $629,193and $627,821, respectively. Of the $3,413,710 million and $3,691,148 million shown on the following schedule as receivable from King Power On Board Sales and Services Co., Ltd. (KPO), as of March 31, 2003, and December 31, 2002, respectively, reserves have been provided for $978,722 and $999,321, respectively. The payment of the net, unreserved receivables from KPI and KPO are personally guaranteed by two officer/director/ shareholders of the Company who have collateralized their guarantee by the pledge of 9,373,000 shares of the Company's stock. KPI's operations have improved and it has reduced in debt to the Companies. KPO's operating license expired in April, 2002, its ceased operations. As of December 31, 2002, the guarantors have begun making payments against the KPO debt in the amount of 5,000,000 Baht ($115,634) per month, including interest.

Balances at March 31, 2003 and December 31, 2002, with related companies and directors are as follows (in $000s)

                                                  ----------------------------------------------------------------------------------
                                                     Loans to and receivables from related Companies and Directors
As of March 31, 2003                               Accounts              Interest & other   Management Fee                 Accounts
                                                  Receivable    Loans       receivables      Receivables      Total         Payable
                                                  ----------------------------------------------------------------------------------
King Power International Co., Ltd.                      --         6,080         1,389                34         7,503         1,380
Forty Seven Co., Ltd.                                   --         2,429           631              --           3,060          --
Downtown D.F.S. (Thailand) Co., Ltd.                     394       2,239           343             2,152         5,128          --
Top China Group Co., Ltd.                               --           233            15              --             248          --
Lengle (Thailand) Co., Ltd.                             --           840            98              --             938          --
King Power On Board Sales and Services Co., Ltd.         120       2,853           441              --           3,414          --
Thai Nishigawa International Co., Ltd.                  --          --            --                --            --              79
Niji (Thailand) Co., Ltd.                               --          --            --                --            --             214
                                                  ----------------------------------------------------------------------------------
                                                         514      14,674         2,917             2,186        20,291         1,673
Less: provision for doubtful accounts:
     Related companies                                  (394)     (6,711)       (1,725)           (2,152)      (10,982)         --
                                                  ----------------------------------------------------------------------------------
Total                                                    120       7,963         1,192                34         9,309         1,673
                                                  ==================================================================================

Director - to (from)                                    --          --            --                --            --            --
                                                  ==================================================================================





                                       KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                            FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


                                                  ----------------------------------------------------------------------------------
                                                     Loans to and receivables from related Companies and Directors
As of December 31, 2002                            Accounts              Interest & other   Management Fee                 Accounts
                                                  Receivable    Loans       receivables      Receivables      Total         Payable
                                                  ----------------------------------------------------------------------------------
King Power International Co., Ltd.                      --         6,362         1,279                  36       7,677           646
Forty Seven Co., Ltd.                                   --         2,409           614                --         3,023          --
Downtown D.F.S. (Thailand) Co., Ltd.                     391       2,221           329               2,134       5,075          --
Top China Group Co., Ltd.                               --           231            14                --           245          --
Lengle (Thailand) Co., Ltd.                             --           833            93                --           926          --
Lengle TAT Phnom Penh Duty Free Co., Ltd.               --          --            --                  --          --            --
King Power On Board Sales and Services Co., Ltd.         119       3,176           396                --         3,691          --
Thai Nishigawa International Co., Ltd.                  --          --            --                  --          --             135
Niji (Thailand) Co., Ltd.                               --          --            --                  --          --             173
                                                  ----------------------------------------------------------------------------------
                                                         510      15,232         2,725               2,170      20,637           954
Less: provision for doubtful accounts:
     Related companies                                  (391)     (6,801)       (1,570)             (2,134)    (10,896)         --
                                                  ----------------------------------------------------------------------------------
Total                                                    119       8,431         1,155                  36       9,741           954
                                                  ==================================================================================

Director - to (from)                                    --          --            --                  --          --            --
                                                  ==================================================================================


Additionally, the AOT owns 5% of KPD common shares. As of March 31, 2003, and December 31, 2002, KPD has accrued concession fees amounting to $3,691,457 and $4,864,882, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

Effective July 1, 2001, KPD and KPT increased the interest rate charged for new loans to related companies from a range of 2.00%-2.50% to 5.50% - 8.19%, reflecting the increase in borrowing costs to KPD and KPT. The new rates apply to total loans outstanding of each related company that borrowed additional funds from KPD or KPT during 2001 and 2003. For related companies that did not require additional loans from KPD and KPT, the interest rate charged to them did not change.

During the quarters March 31, 2003 and 2002, the Company had operating transactions with related parties and directors as follows (in $000s):

                                            For the three months ended March 31,
                                                  2003                2002
                                            ----------------    ----------------
Related Companies
  Sales                                     $            518    $            157
  Interest income                                        171                 338
  Management fee income                                  120                 166
  Purchases                                           17,772                 567
  Concession fees                                      7,098               6,115
  Service                                   $          1,200    $           --
Directors
   Interest and income                      $           --      $           --

12.      COMMITMENTS AND CONTINGENT LIABILITIES (see also Note 7)

Lease commitments
As of March 31, 2003, KPD and KPT had leasing commitments for office space under non-cancelable operating lease agreements expiring in 2003. The obligations of the subsidiaries under these lease agreements are set forth as follows:


                                                  KPT                   KPD
                                            ----------------    ----------------

                   2003                     $         34,279    $        246,210

Letters of guarantee
As of March 31, 2003, and December 31, 2002, KPT and KPD were contingently liable for bank guarantees totaling $22.66 million and $21.17 million, respectively, issued in favor of the Excise Department and the AOT as a performance bond.

Unused letters of credit
As of March 31, 2003, and December 31, 2002, KPD and KPT have unused letters of credit totaling $0 and $0.98 million, respectively.

Land Acquisition
On June 17, 2002, KPD contracted to acquire two tracts of land for a total price of 311.34 million Baht ($7.26 million at March 31, 2003 exchange rates). As of March 31, 2003 the Company has paid in full (99 million Baht or $2.31 million), for the purchase of the first tract of land and 42.47 million Baht ($990,325) of the 212.34 million Baht purchase price of the second tract of land. The total $3.3 million in deposits are included in Investments and Other Assets in the accompanying balance sheet. Under the terms of the contract, the remaining balance in the amount of 169.87 million Baht ($3.96 million) will be paid within 730 days of the effective date of the contract. Furthermore, if KPD fails to complete the payments, all amounts deposited by KPD will be forfeited. If the seller cannot complete the transfer of the land, all amounts deposited will be refunded.

Loan Commitments
KPD is a co-maker and cross guarantor of a credit facility with one of its affiliates. At March 31, 2003, and December 31, 2002, the affiliate had made no borrowings on this facility.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


13.      ACQUISITION OF MINORITY INTERESTS

On November 1, 2001, the Company filed a preliminary proxy statement for purposes of calling a meeting of shareholders to vote on a Plan of Merger which would result in all of the outstanding shares of the Company being acquired by a newly formed corporation to be owned by the shareholders presently comprising the Company's management. Should the plan of merger be approved and the transaction concluded, the Company would cease to exist. In August and September, 2002, three separate class action lawsuits were filed against the Company and its directors alleging, among other things, that the directors of the Company had breached their fiduciary duties in pursuing the proposed merger transaction in which the Company would be taken private by certain shareholders and in allegedly failing to obtain the highest price per share. Negotiations with the plaintiffs are ongoing in an effort to settle the suits and proceed with the merger. However, the final outcome of the litigation cannot be predicted with certainty. No liability relative to this matter has been recorded in the accompanying financial statements. A final proxy statement has not been filed and the shareholders' meeting has not been scheduled.


14.      SEGMENT FINANCIAL INFORMATION

The following segment information of the Company for 2003, and 2002 are disclosed in accordance with Statement of Financial Accounting Standard No.131 ("SFAS 131"). Each legal entity is classified as a reportable segment under SFAS 131 because each entity is reported separately by management (in $000s).

                                                                                        Adjustments
Quarters Ended March 31,2003              Duty Free       Tax Free          All             and
                                           Retail          Retail          Others       Eliminations    Consolidated
                                        ------------    ------------    ------------    ------------    ------------
Segment Information
   Revenue from external customers            45,597           8,918            --                (1)         54,514
   Cost of merchandise sold                   24,889           3,890            --                (1)         28,778
   Concession fees                             7,098           2,840            --              --             9,938
   Gross profit                               13,610           2,188            --              --            15,798
   Interest Income                               200              62            --               (22)            240
   Interest expense                              393               5              19             (22)            395
   Segment net income (loss)                   4,089             604           4,385          (4,488)          4,590
   Segment total assets                       95,661          14,358          39,284         (40,971)        108,332
   Expenditures for segment assets               477             135            --              --               612
   Depreciation expense                          403              52            --              --               455
   Unrealized gain (loss) on exchange             (4)            (26)            (11)           --               (41)
   Deferred income tax assets                  2,559           1,201              22            --             3,782

                                                                                                        Long - lived
Geographic Information - Sale                                                             Revenue          asset
                                                                                        ------------    ------------
Bangkok                                                                                       51,323           9,677
Northern Thailand region                                                                         407             198
Southern Thailand region                                                                       2,784             316
                                                                                        ------------    ------------
Total                                                                                         54,514          10,191
                                                                                        ============    ============




            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


                                                                                        Adjustments
Quarters Ended March 31,2002              Duty Free       Tax Free          All             and
                                           Retail          Retail          Others       Eliminations    Consolidated
                                        ------------    ------------    ------------    ------------    ------------
Segment Information
   Revenue from external customers            36,656           7,863            --              --            44,519
   Cost of merchandise sold                   17,594           3,218            --              --            20,812
   Concession fees                             6,115           2,254            --              --             8,369
   Gross profit                               12,947           2,391            --              --            15,338
   Interest Income                               365              73               8             (46)            400
   Interest expense                              343              32              21             (46)            350
   Segment net income (loss)                   5,739             793           5,987          (6,244)          6,275
   Segment total assets                       64,545          12,690          27,888         (30,542)         74,581
   Expenditures for segment assets              (884)            (51)           --              --              (935)
   Depreciation expense                          237              73            --              --               310
   Unrealized gain (loss) on exchange            128              (3)            (20)           --               105
   Deferred income tax assets                  2,404           1,174              21            --             3,599



                                                                                                        Long - lived
Geographic Information                                                                    Revenue          asset
                                                                                        ------------    ------------
Bangkok                                                                                       42,468           4,120
Northern Thailand region                                                                         589             237
Southern Thailand region                                                                       1,462             202
                                                                                        ------------    ------------
Total                                                                                         44,519           4,559
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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended March 31, 2003:

         Net realized loss on foreign exchange                  $17,107
         Net unrealized loss on foreign exchange                $41,295

The calculation of realized foreign exchange loss of $58,402 is shown in charts labeled A and B, respectively.


                                     CHART A
                                     -------

The unrealized gain on foreign exchange of US$27,492 was calculated on an accumulated basis with quarterly adjustment on financial obligations, receivable and cash on hand in foreign currency as shown below:

Account payable in foreign currency as of 03/31/03
------------------------------ ----------------------------- ------------------------------ --------------------------------
          Currency                        Amount                     Exchange Rate                       Total
                                                                       03/31/03                          Baht
------------------------------ ----------------------------- ------------------------------ --------------------------------
      Australian Dollar                               (137)                         26.084                          (3,566)
------------------------------ ----------------------------- ------------------------------ --------------------------------
         Swiss Franc                             192,964.44                         31.619                        6,101,343
------------------------------ ----------------------------- ------------------------------ --------------------------------
     German Deutschmark                            3,312.70                        19.6642                           65,142
------------------------------ ----------------------------- ------------------------------ --------------------------------
           Europe                                528,969.99                         46.718                       24,712,420
------------------------------ ----------------------------- ------------------------------ --------------------------------
        French Franc                              68,444.78                         5.9052                          404,180
------------------------------ ----------------------------- ------------------------------ --------------------------------
   British Pound Sterling                           (6,089)                        67.9561                        (413,776)
------------------------------ ----------------------------- ------------------------------ --------------------------------
      Hong Kong Dollar                         1,724,171.60                         5.5277                        9,530,703
------------------------------ ----------------------------- ------------------------------ --------------------------------
        Italian Lire                           4,554,312.00                         0.0200                           91,086
------------------------------ ----------------------------- ------------------------------ --------------------------------
      Singapore Dollar                            46,348.99                        24.4677                        1,134,053
------------------------------ ----------------------------- ------------------------------ --------------------------------
        Japanese Yen                             283,600.00                        0.36121                          102,439
------------------------------ ----------------------------- ------------------------------ --------------------------------
          US Dollar                            2,748,634.60                        43.0100                      118,218,775
------------------------------ ----------------------------- ------------------------------ --------------------------------
            TOTAL                                                                                               159,942,799
------------------------------ ----------------------------- ------------------------------ --------------------------------
BALANCE PER GENERAL LEDGER                                                                                      160,849,913
                                                                                            --------------------------------
Unrealized gain on accounts payable in foreign currency 03/31/03                                                    907,114
                                                                                            --------------------------------
Unrealized gain on accounts payable in foreign currency 01/01/03                                                    125,090
                                                                                            --------------------------------
Net unrealized gain on account payable in foreign currency 03/31/03                                               1,032,204
                                                                                            --------------------------------



Loan from bank (trust receipt) in foreign currency as of 03/31/03
------------------------------- ------------------------------ ------------------------------ ------------------------------
           Currency                        Amount                      Exchange rate                      Total
                                                                         03/31/03                         Baht
------------------------------- ------------------------------ ------------------------------ ------------------------------
         Swiss Franc                                81,597.40                        31.6190                      2,580,028
------------------------------- ------------------------------ ------------------------------ ------------------------------
         Japanese Yen                              436,608.00                        0.36121                        157,707
------------------------------- ------------------------------ ------------------------------ ------------------------------
          US Dollar                                 51,699.00                        43.0100                      2,223,574
------------------------------- ------------------------------ ------------------------------ ------------------------------
            TOTAL                                                                                                 4,961,309
------------------------------- ------------------------------ ------------------------------ ------------------------------
BALANCE PER GENERAL LEDGER                                                                                        4,962,514
                                                                                              ------------------------------
Unrealized gain on Trust Receipt in foreign currency 03/31/03                                                         1,205
                                                                                              ------------------------------
Unrealized gain on Trust Receipt in foreign currency 01/01/03                                                        89,746
                                                                                              ------------------------------
Net unrealized gain on trust receipt in foreign currency 03/31/03                                                    90,951
                                                                                              ------------------------------








Unrealized gain on Account receivable as of 03/31/03
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
            Currency                       Amount                      Exchange rate                      Total
                                                                         03/31/03                         Baht
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
       Australian Dollar                             6,855.40                        25.6304                        175,707
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
          Swiss franc                                8,709.10                        31.2546                        272,199
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
             Europe                                 38,113.35                        46.1460                      1,758,779
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
     British Pound sterling                          1,588.50                        67.2306                        106,796
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
        Hong Kong Dollar                            31,160.40                         5.4751                        170,606
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
          Italian Lire                             133,000.00                         0.0196                          2,607
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
        Singapore Dollar                             5,445.46                        24.1446                        131,478
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
           US Dollar                               508,249.99                        42.7946                     21,750,355
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
             TOTAL                                                                                               24,368,527
  ----------------------------- ------------------------------ ------------------------------ ------------------------------
  BALANCE PER GENERAL LEDGER                                                                                     24,403,650
                                                                                              ------------------------------
  Unrealized loss from account receivable 03/31/03                                                                 (35,122)
                                                                                              ------------------------------
  Unrealized gain from account receivable 01/01/03                                                                   91,191
                                                                                              ------------------------------
  Net unrealized gain on account receivable 03/31/03                                                                 56,069
                                                                                              ------------------------------
  Net unrealized gain on account payable in foreign currency 03/31/03                                             1,032,204
                                                                                              ------------------------------
  Net unrealized gain on loan from bank (T/R) in foreign currency 03/31/03                                           90,951
                                                                                              ------------------------------
  Net unrealized gain on account receivable in foreign currency 03/31/03                                             56,069
                                                                                              ------------------------------
  Net unrealized gain on exchange rate as at 03/31/03                                                             1,179,224
                                                                                              ------------------------------
                                                                                  US$ 27,492          (US$1 = Baht 42.8930)


                                     CHART B


The unrealized loss on foreign exchange of US$68,787 was calculated on accumulated basis with quarterly adjustment on financial receivable and cash on hand in foreign currency as shown below:


Cash on hand in foreign currency as of 03/31/03
----------------------------- --------------------------- ----------------------- --------------------------
          Currency                      Amount                Exchange Rate                 Total
                                                                 03/31/03                   Baht
----------------------------- --------------------------- ----------------------- --------------------------
     Australian Dollar                         26,099.72                 25.6304                    668,946
----------------------------- --------------------------- ----------------------- --------------------------
      Canadian Dollar                             401.00                 29.0392                     11,645
----------------------------- --------------------------- ----------------------- --------------------------
        Swiss Franc                             1,030.00                 31.2546                     32,192
----------------------------- --------------------------- ----------------------- --------------------------
    China Renminbi Yuan                     2,219,262.00                  5.1550                 11,440,296
----------------------------- --------------------------- ----------------------- --------------------------
           Europe                             319,608.00                 46.1460                 14,748,631
----------------------------- --------------------------- ----------------------- --------------------------
   British Pound Sterling                      59,185.20                67.23060                  3,979,057
----------------------------- --------------------------- ----------------------- --------------------------
      Hong Kong Dollar                      1,243,565.10                  5.4751                  6,808,643
----------------------------- --------------------------- ----------------------- --------------------------
        Japanese Yen                      105,903,509.00                  0.3564                 37,745,070
----------------------------- --------------------------- ----------------------- --------------------------
         Korean Won                       127,889,000.00                  0.0339                  4,335,437
----------------------------- --------------------------- ----------------------- --------------------------
      Singapore Dollar                         66,347.00                 24.1446                  1,601,922
----------------------------- --------------------------- ----------------------- --------------------------
      Taiwanese Dollar                        218,400.00                  1.2301                    268,654
----------------------------- --------------------------- ----------------------- --------------------------
         US Dollar                          1,852,379.31                 42.7946                 79,271,831
----------------------------- --------------------------- ----------------------- --------------------------
           TOTAL                                                                                160,912,324
----------------------------- --------------------------- ----------------------- --------------------------
BALANCE PER GENERAL LEDGER                                                                      153,165,359
                                                                                  --------------------------
Unrealized gain from cash on hand in foreign currency 03/31/03                                    7,746,965
                                                                                  --------------------------
Unrealized loss from cash on hand in foreign currency 01/01/03                                 (10,224,667)
                                                                                  --------------------------
Net unrealized loss from cash on hand in foreign currency 03/31/03                              (2,477,702)
                                                                                  --------------------------


Unrealized gain from advanced from companies as at 03/31/03
----------------------------- --------------------------- ----------------------- --------------------------
          Currency                   Amount Baht              Exchange Rate                 Total
                                                                 03/31/03
----------------------------- --------------------------- ----------------------- --------------------------
       BAHT CURRENCY                       75,272,641.32                  42.883                  1,755,303
----------------------------- --------------------------- ----------------------- --------------------------
BALANCE PER GENERAL LEDGER                                                                        1,744,280
                                                                                  --------------------------
Net unrealized gain on advanced 03/31/03                                                           (11,023)
                                                                                  --------------------------
                                                                    US$ (68,787)       (US$1 = Baht 42.893)


NET FOR UNREALIZED GAIN/ (LOSS) EXCHANGE AS OF 03/31/03
-------------------------------------------------------
                                                               Baht           US$
                                                            ------------------------
Net unrealized exchange gain as of 03/31/03                  1,179,224
Net unrealized loss on exchange rate as of 03/31/03         (2,477,702)
                                                            ----------
       NET UNREALIZED EXCHANGE (LOSS)                       (1,298,478)      (30,272)
                                                            ------------------------
Net unrealized exchange gain KPG (US) as of 03/31/03                         (11,023)
                                                                          ----------
       NET UNREALIZED EXCHANGE (LOSS)                                        (41,295)
                                                                          ----------



NET FOR REALIZED GAIN/(LOSS) EXCHANGE AS OF 03/31/03
----------------------------------------------------
                                                               Baht          US$
                                                            ------------------------
Net realized loss on exchange rate of KPT at 03/31/03       (3,153,360)
Net realized gain on exchange rate of KPD at 03/31/03        2,419,610
                                                            ----------
        NET REALIZED EXCHANGE (LOSS)                          (733,750)      (17,107)
                                                             ----------
Net realized gain on exchange rate of KPG(US) at 03/31/03                          0
                                                                          ----------
        NET REALIZED EXCHANGE (LOSS)                                         (17,107)
                                                                          ----------

     TOTAL NET REALIZED/ UNREALIZED EXCHANGE RATE (LOSS) = US$ (58,402)


(3)      Results of operations,  comparing three months ended March 31, 2003 and
         2002

         Sales revenue for the three months ended March 31, 2003, was approximately $54.5 million as compared to approximately $44.5 million for 2002. This increase is directly attributable to the Company's promotional campaign attracting more spending for each customer, including clearance of seasonal inventory with substantial discounts. Furthermore, according to the statistical compilation provided by the Bangkok International & Domestic Airport (BIA), the number of passengers traveling through its premises from January to March, 2003, has increased 1.48% from the same period last year or from 8.4 million passengers in 2002 to 8.5 million passengers in 2003. However, due to the adverse impact of the spreading of SARS disease, the number of travelers traveling through BIA has dropped significantly during the month of March, 2003, with a decrease of 6.53% from the same period last year. SARS concerns have continued to depress the travel market in Asia and sales subsequent to March 31, 2003, were down 30% and that trend has continued in May. The Company's balance sheet strength and sound cash position provide it with the capacity to manage through this downturn. However, the length of the SARS created travel recession cannot be predicted with accuracy. Management will continue to monitor sales and adjust Company operations to market conditions .

         The cost of merchandise sold for the three months ended March 31, 2003 and 2002, was approximately $28.8 million and $20.8 million, respectively. The principal factor causing this increase is directly related to the increase in sales volume as described above. Cost of merchandise increased as a percent of sales from 46.75% to 52.79% primarily due to the discounting discussed above. The ratio of concession fees paid to the AOT to sales revenue decreased from 18.29% in 2002 to 18.23% in 2003. This decrease was from the restructure of KPT's concession fees to a fixed amount with an additional annual increment. The volume of sales generated from KPT during the first quarter of the year 2003 has been favorable, thus the fixed amount decreased the ratio of the concession fees paid to the AOT to sales.

Selling and administrative expenses were approximately $9.2 million for the three months ended March 31, 2003, and approximately $6.6 million for the same period in 2002. In terms of percentage of sales, 2003 expenses were approximately 16.98% of sales and 2002 expenses were approximately 14.88% of sales. The expenditure increases result from a variety of factors: enhanced staff and management incentives, including selling commissions, bonuses, and salary increment; additional rent expense on the expanded sales areas in the various airports and amortization of the leasehold improvements made to those sales areas. The unfavorable change in the ratios is caused by both the increase in expenditures and the tightened margins due to the sales discounting discussed above.

Net income for the three months ended March 31, 2003, was approximately $4.4 million, or $0.22 per share (basic), and approximately $6.0 million, or $0.30 per share (basic), for the three months ended March 31, 2002.

The ratio of inventory divided by revenue for the three months ended March 31, 2003 and 2002, was approximately 63.53% and 62.44%, respectively. This increase is caused by the larger volume of merchandised orders required by the Company's suppliers for their financial viability to support the new and improved lines of products developed and initiated by the Company.

(5)      Liquidity and Capital Resources

For the quarter ended March 31, 2003, and the year ended December 31, 2002, the Company had working capital of approximately $45.0 million and $28.1 million, respectively. The improvement in this figure was due to the Company's ability to significantly expand operations, thereby increasing current assets while replacing part of current liabilities with long-term loans. The Company experienced a negative cash flow from operations of approximately $0.4 million at March 31, 2003, compared to a positive cash flow of $1.8 million during the same period of 2002. This decrease is due to the meaningful reduction in accrued liabilities.

(6)      Monetary Assets and Liabilities Denominated in Thai Baht

As of March 31, 2003, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                                       US DOLLARS

         Cash and equivalents                                         21,634,528
         Trade Accounts Receivable                                        41,085
         Refundable value-added-tax                                    1,345,939
         Advances to related companies / director                      7,962,661
         Deferred income tax assets                                    3,782,452
         Restricted deposit                                           20,226,700
         Other current assets                                          2,981,329
         Other non-current assets                                      4,734,604

         TYPE OF MONETARY LIABILITY                                   US DOLLARS

         Bank overdraft & loan                                        16,789,870
         Current portion of long-term debt                                27,120
         Accounts Payable                                              9,975,971
         Concession fees                                               3,691,811
         Other current liabilities                                     9,247,796
         Long-term loan - net                                         25,680,579

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

Item 1- Legal Proceedings

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

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders
On November 1, 2001, the Company filed a preliminary proxy statement for purposes of calling a meeting of shareholders to vote on a Plan of Merger which would result in all of the outstanding shares of the Company being acquired by a newly formed corporation to be owned by the shareholders presently comprising the Company's management. Should the plan of merger be approved and the transaction concluded, the Company would cease to exist. A final proxy statement has not been filed and the shareholders' meeting has not been scheduled.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.



KING POWER INTERNATIONAL GROUP CO., LTD.





By:  /s/ Vichai Raksriaksorn
     -----------------------
       Vichai Raksriaksorn, Chairman and Chief Executive Officer

       May 14th, 2003





By:  /s/  Viratana Suntaranond
     -------------------------
       Viratana Suntaranond, Chief Financial Officer

       May 14th, 2003

                                                                     Section 302

                                  CERTIFICATION

I, Vichai Raksriaksorn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of King Power International Group Co., Ltd.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14th 2003


                                                     /s/ Vichai Raksriaksorn
                                                     -----------------------
                                                     Vichai Raksriaksorn
                                                     Chief Executive Officer

                                                                     Section 302

                                  CERTIFICATION

I, Viratana Suntaranond, certify that:

7. I have reviewed this quarterly report on Form 10-Q of King Power International Group Co., Ltd.;
8. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;
11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
12. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14th, 2003


                                                     /s/ Viratana Suntaranond
                                                     ------------------------
                                                     Viratana Suntaranond
                                                     Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of King Power International Group Co., Ltd. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vichai Raksrikasorn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

                                                     May 14th, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of King Power International Group Co., Ltd. (the "Company") on Form 10-Q for the period ending March 31,
2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Viratana Suntaranond, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

                                                     May 14th, 2003