Form 10-Q
period 2003-06-30
KING POWER INTERNATIONAL GROUP CO LTD
filed 2003-08-14
CIK 787690

FORM 10-Q
--------------------------------------------------------------------------------
                  For the quarterly period ended June 30, 2003

(Mark One)

   X     QUARTERLY  REPORT  PURSUANT  TO SECTION  13 0R 15(d) OF THE  SECURITIES
------   EXCHANGE ACT 0F 1934

         TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
------   EXCHANGE ACT OF 1934

                  For the transition period from _____to ______

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


 25th-27th Floor, Siam Tower, 989 Rama 1 Road, Patumwan, Bangkok 10330 Thailand
                    (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 4, 2003: 20,250,000

                    KING POWER INTERNATIONAL GROUP CO., LTD.
                 Form 10-Q for the Quarterly ended June 30, 2003

                                Table of Contents


                                                                            Page
Part I -  Financial Information
         Item 1 Financial statements                                          3
         Item 2 Management's Discussion and Analysis or Plan of Operation    23
         Item 4 Controls and Procedures                                      39

Part II - Other Information
         Item 1 Legal Proceeding                                             29
         Item 2 Changes in Securities                                        29
         Item 3 Defaults Upon Senior Securities                              29
         Item 4 Submission of Matters to a Vote of Securities Holders        29
         Item 5 Other Information                                            30
         Item 6 Exhibits and Reports on Form 8-K                             30

Part I - Financial Information
Item I - Financial Statement



                     Independent Accountants' Review Report


The Board of Directors and Shareholders
King Power International Group Co., Ltd. and Subsidiaries

We have reviewed the consolidated balance sheet of King Power International Group Co., Ltd. and Subsidiaries (a Nevada Corporation) as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of King Power International Group Co., Ltd. and Subsidiaries

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



                                        /s/ Smith, Gray, Boyer & Daniell PLLC

                                        SMITH, GRAY, BOYER & DANIELL
                                        A Professional Limited Liability Company

Dallas, Texas
August 14, 2003


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,     December 31,
                                                                      Note          2003           2002
                                                                                ------------   ------------
                             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $ 13,752,626   $ 15,509,155
     Trade accounts receivable                                                       408,896      1,488,965
     Refundable value added tax                                           4          946,501        833,291
     Trade accounts and management fee receivable from related
       companies, net                                                    11        1,048,333        154,870
     Merchandise inventories, net                                                 38,783,434     32,022,091
     Restricted fixed deposits                                            3       20,507,516     19,729,589
     Deferred income tax assets                                          10        4,160,568      3,745,025
     Prepaid expenses                                                              2,070,792      1,850,981
     Other current assets                                                            426,558        421,663
                                                                                ------------   ------------
          Total current assets                                                    82,105,224     75,755,630

Property, plant and equipment, net                                         5       6,871,774      6,374,932
Loans and accrued interest from related companies and directors, net      11       8,963,189      9,586,184
Investments and other assets                                                       3,765,293      3,626,698
                                                                                ------------   ------------
          TOTAL ASSETS                                                          $101,705,480   $ 95,343,444
                                                                                ============   ============

























See accountants' review report

The accompanying footnotes are an integral part of these financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                 June 30,       December 31,
                                                       Note        2003             2002
                                                              -------------    -------------
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft and bank loans                       6    $  21,653,287    $  17,193,843
     Current portion of long-term loan                   8           17,159           36,926
     Trade accounts payable                                       7,919,629       12,518,038
     Accrued concession fees                             7        4,472,881        4,864,882
     Accrued corporate income tax                                 1,227,643        4,222,302
     Other current liabilities                                    4,005,277        8,852,914
                                                              -------------    -------------
         Total current liabilities                               39,295,876       47,688,905
Long-term loan, net                                      8       26,188,073       13,908,201
                                                              -------------    -------------
         Total liabilities                                       65,483,949       61,597,106
                                                              -------------    -------------

Minority interest                                                 1,564,832        1,389,075

Shareholders' equity                                     9
     Common stock, $0.001 par value, 100,000,000
       shares authorized, 20,250,000 shares issued                   20,250           20,250
       and outstanding
     Additional paid in capital                                  20,848,145       20,848,145
     Retained earnings                                           14,847,432       13,546,681
     Legal reserve                                                   82,233           82,233
     Translation adjustments                                     (1,141,361)      (2,140,046)
                                                              -------------    -------------
         Total shareholders' equity                              34,656,699       32,357,263
                                                              -------------    -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 101,705,480    $  95,343,444
                                                              =============    =============
















See accountants' review report

The accompanying footnotes are an integral part of these financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE QUARTERS ENDED JUNE 30,


                                                    Six months ended June 30,      Three months ended June 30,
                                            Note       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------

Sales revenue                                      $ 84,498,377    $ 84,295,164    $ 29,984,383    $ 39,775,853

Cost of sales
     Cost of merchandise sold                        45,882,603      40,494,959      17,105,041      19,682,729
     Concession fees                          7      17,082,675      15,917,472       7,144,608       7,548,213
                                                   ------------    ------------    ------------    ------------
          Total cost of sales                        62,965,278      56,412,431      24,249,649      27,230,942
                                                   ------------    ------------    ------------    ------------

Gross profit                                         21,533,099      27,882,733       5,734,734      12,544,911

Operating expenses
     Selling and administrative expenses             19,154,949      14,297,590       9,909,180       7,675,342
                                                   ------------    ------------    ------------    ------------
         Total operating expenses                    19,154,949      14,297,590       9,909,180       7,675,342
                                                   ------------    ------------    ------------    ------------

     Income (loss) from operations                    2,378,150      13,585,143      (4,174,446)      4,869,569

Other income (expense)
     Interest income                                    506,468         750,979         266,351         350,842
     Interest expense                                  (837,896)       (764,076)       (443,219)       (413,601)
     Gain (loss) on foreign exchange, net              (116,249)        (50,009)        (57,847)        (73,717)
     Other income                                       411,562         555,737         150,040         270,494
                                                   ------------    ------------    ------------    ------------
           Total other income (expense)                 (36,115)        492,631         (84,675)        134,018
                                                   ------------    ------------    ------------    ------------

Net income (loss) before income tax                   2,342,035      14,077,774      (4,259,121)      5,003,587

Income tax (expense) benefit                 10        (906,705)     (4,390,079)      1,104,624      (1,590,625)
                                                   ------------    ------------    ------------    ------------
Net income (loss) before minority interest            1,435,330       9,687,695      (3,154,497)      3,412,962

Minority interest                                      (134,579)       (461,423)         70,258        (173,991)
                                                   ------------    ------------    ------------    ------------
Net income (loss) attributable to common
shares                                             $  1,300,751    $  9,226,272    $ (3,084,239)   $  3,238,971
                                                   ============    ============    ============    ============
Weighted average number of common shares
     outstanding                                     20,250,000      20,250,000      20,250,000      20,250,000

Basic earnings per share                           $       0.06    $       0.46    $      (0.15)   $       0.16



















See accountants' review report

The accompanying footnotes are an integral part of these financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE QUARTERS ENDED JUNE 30,



                                                   Six months ended June 30,    Three months ended June 30,
                                                      2003           2002           2003            2002
                                                  ------------   ------------   ------------    ------------

Net income (loss) attributable to common shares   $  1,300,751   $  9,226,272   $ (3,084,239)   $  3,238,971
Other comprehensive income, net of tax:
   Foreign currency translation adjustment             998,685      1,743,352        711,998       1,351,786
                                                  ------------   ------------   ------------    ------------

Comprehensive income (loss)                       $  2,299,436   $ 10,969,624   $ (2,372,241)   $  4,590,757
                                                  ============   ============   ============    ============



























See accountants' review report

The accompanying footnotes are an integral part of these financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE QUARTERS ENDED JUNE 30,


                                                        Six months ended June 30,      Three months ended June 30,
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  1,300,751    $  9,226,272    $ (3,084,239)   $  3,238,971
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation expense                                    934,241         712,841         480,125         403,154
    Unrealized loss (gain) on foreign exchange               95,059          (1,736)         53,764         103,619
    Deferred income tax assets                             (415,543)       (322,776)       (378,115)       (264,926)
    Decrease (increase) in operating assets:
      Trade accounts receivable                           1,068,952         170,372          33,734         100,254
      Refundable valued added tax                          (113,210)       (399,146)        399,438        (111,757)
      Receivables and loans to related companies and
         directors                                         (313,634)      1,368,948        (734,423)      2,454,586
      Merchandise inventories                            (6,761,343)    (13,912,101)     (4,150,897)     (7,299,136)
      Prepaid expenses and other current assets            (224,706)       (104,905)        484,979          13,197
      Other long-term assets                               (138,595)     (1,966,148)       (107,050)     (1,954,108)
    Increase (decrease) in operating liabilities:
      Trade accounts payable                             (4,546,575)        558,862      (5,758,321)      1,024,465
      Accrued concession fees                              (392,001)        961,216         781,070         (80,996)
      Other current liabilities                          (7,842,296)      3,531,546      (4,453,611)      1,090,988
      Minority interest                                     175,757         529,836         (40,692)        227,502
      Translation adjustments                               998,685       1,743,352         711,998       1,351,786
                                                       ------------    ------------    ------------    ------------
        Net cash provided by (used in) operating       $(16,174,458)   $  2,096,433    $(15,762,240)   $    297,599
                activities
































See accountants' review report

The accompanying footnotes are an integral part of these financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE QUARTERS ENDED JUNE 30,


                                                       Six months ended June 30,      Three months ended June 30,
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                          $ (1,431,083)   $ (2,296,921)   $   (819,489)   $ (1,362,285)
   (Increase) decrease in restricted fixed deposits       (777,927)     (5,458,325)       (280,816)     (2,729,299)
                                                      ------------    ------------    ------------    ------------
     Net cash provided by (used in) investing           (2,209,010)     (7,755,246)     (1,100,305)     (4,091,584)
           activities

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) bank overdrafts          1,650,249        (597,861)      1,650,249             (69)
   Proceeds from (repayment of) bank loans               2,813,929       6,986,981       3,100,088         898,650
   Proceeds from (repayment of) long-term loan          12,260,105         401,924         497,533         407,755
                                                      ------------    ------------    ------------    ------------
     Net cash provided by (used in) financing           16,724,283       6,791,044       5,247,870       1,306,336
             activities

Effect of exchange rate changes on cash and cash
     equivalents                                           (97,344)        (30,128)        (39,579)        (47,127)
                                                      ------------    ------------    ------------    ------------
Net increase in cash and cash equivalents               (1,756,529)      1,102,103     (11,654,254)     (2,534,776)
Cash and cash equivalents, beginning of period          15,509,155       3,955,240      25,406,880       7,592,119
                                                      ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period              $ 13,752,626    $  5,057,343    $ 13,752,626    $  5,057,343
                                                      ============    ============    ============    ============

Supplemental cash flow information
    Cash paid during the period:
          Interest                                    $    821,158    $    773,932    $    429,508    $    400,901
          Income taxes                                $  4,308,197    $  1,436,769    $  4,295,266    $  1,423,674
























See accountants' review report

The accompanying footnotes are an integral part of these financial statements


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002 (in US $)



                                                      Common Stock             Additional    Comprehensive
                                                 Shares          Amount     Paid in Capital      Income
                                             -------------------------------------------------------------
Balances at January 1, 2002                    20,250,000          20,250      20,848,145
Net Income                                                                                       9,226,272
  Other comprehensive income, net of tax
     Foreign currency translation                                                                1,743,352
adjustment
                                                                                             -------------
Comprehensive Income                                                                            10,969,624
                                             ------------------------------------------------=============
Balances at June 30 2002                        20,250,000          20,250      20,848,145
                                             =============================================

Balances at January 1, 2003                     20,250,000          20,250      20,848,145
Net Income                                                                                       1,300,751
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                                         998,685
                                                                                             -------------
Comprehensive Income                                                                             2,299,436
                                             ------------------------------------------------=============
Balances at June 30, 2003                       20,250,000          20,250      20,848,145
                                             =============================================


                                                                              Accumulated
                                                                                 Other
                                               Retained          Legal       Comprehensive
                                               Earnings         Reserve         Income           Total
                                             -------------------------------------------------------------

Balances at January 1, 2002                      1,446,618          82,233      (2,573,522)     19,823,724
Net Income                                       9,226,272                                       9,226,272
  Other comprehensive income, net of tax
     Foreign currency translation                                                1,743,352       1,743,352
adjustment

Comprehensive Income
                                             -------------------------------------------------------------
Balances at June 30 2002                        10,672,890          82,233        (830,170)     30,793,348
                                             =============================================================

Balances at January 1, 2003                     13,546,681          82,233      (2,140,046)     32,357,263
Net Income                                       1,300,751                                       1,300,751
Other comprehensive income, net of tax
   Foreign currency translation adjustment                                         998,685         998,685

Comprehensive Income
                                             -------------------------------------------------------------
Balances at June 30, 2003                       14,847,432          82,233      (1,141,361)     34,656,699
                                             =============================================================









See accountants' review report

The accompanying footnotes are an integral part of these financial statements

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements, which include the accounts of the Company and its subsidiaries, are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in other companies under 20% of interest are accounted for using the cost method. At June 30, 2003 and December 31, 2002, these investments have been written down due to an assumed permanent impairment of their value. The consolidated financial statements are presented in U.S. dollars.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report

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

The  exchange  rates at June 30, 2003,  and  December  31, 2002,  were $1 = Baht
42.047 and Baht 43.240, respectively. The average exchange rates for the six months ended June 30, 2003 and 2002, were $1= Baht 42.5986, Baht 43.2317, respectively.

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

Concession Fees - According to the concession agreement with the AOT, KPT is required to pay concession fees, rental and services fees, and other related expenses at a fixed monthly rate as defined in the concession agreement. According to the concession agreement with the AOT, KPD is required to pay concession fees at a fixed percentage of sales, greater than or equal to the fixed charges as defined in the concession agreement, and pay rental and service fee and other related expenses.

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

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report


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

Reclassification - Certain amounts in the 2002 financial statements and related footnotes have been reclassified to conform to the 2003 presentation.


3. RESTRICTED FIXED DEPOSITS
                                           June 30, 2003     December 31, 2002
                                         -----------------   -----------------
             Restricted fixed deposits   $   20,507,516      $   19,729,589
             Interest rates                0.75% - 2.50%        0.75% - 3.00%


         As of June 30, 2003, and December 31, 2002, the restricted fixed deposits with maturities from three to twelve months were pledged as collateral to a commercial bank for bank credit facilities of subsidiaries. As these are current obligations of the Company, the deposits are shown as current assets.

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


5. PROPERTY, PLANT AND EQUIPMENT, NET

                                           June 30, 2003      December 31, 2002
                                         -----------------    -----------------
Land                                     $         625,015    $         607,770
Building                                           391,138              380,346
Leasehold improvements                           8,841,807            7,613,367
Office equipment and fixtures                    3,534,932            3,475,607
Vehicles                                         1,221,947            1,045,927
Work in progress                                    43,045              109,351
                                         -----------------    -----------------
     Total cost                                 14,657,884           13,232,368
Less: accumulated depreciation                  (7,786,110)          (6,857,436)
                                         -----------------    -----------------
     Net book value                      $       6,871,774    $       6,374,932
                                         =================    =================

6. BANK OVERDRAFT AND LOANS FROM BANKS
                                            June 30, 2003     December 31, 2002
                                          -----------------   -----------------
Bank overdraft                            $       1,650,249                   0
Trust receipts                                    3,592,830   $         542,594
Short-term loan                                  16,410,208          16,651,249
                                          -----------------   -----------------
                                          $      21,653,287   $      17,193,843
                                          =================   =================

         As of June 30, 2003, and December 31, 2002, the Company has an overdraft facility with commercial banks in Thailand totaling Baht 75.74 million ($ 1,801,318) and Baht 75.74 million ($ 1,751,619), respectively, bearing interest at the Minimum Overdraft Rate ("MOR") plus 1.00% - 1.50% per annum. For the six months ended June 30, 2003, the average rate of MOR was 5.75% -6.50% per annum, and for the year ended December 31, 2002, the average rate MOR was 6.50%
- 7.75%per annum, respectively. Available lines of credit for the bank overdrafts are guaranteed by certain directors and collateralized by fixed deposits (see Note 3).

         As of June 30, 2003, and December 31, 2002, trust receipts incurred by KPD and KPT bear interest at the rates varying from 2.85% - 7.13%and 6.00% - 7.75% per annum, respectively, and are collateralized by fixed deposits, KPD's land, and guaranteed by two directors of KPD, together with a related company.

         As of June 30, 2003, and December 31, 2002, the Company has short-term loans with various commercial banks in Thailand, bearing interest at rates of 3.60% - 4.60% and 2.25% - 5.65%per annum, respectively.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report

Trust receipts at June 30, 2003
Foreign currency borrowing by subsidiaries in Thailand        Currencies      Amount     Interest rate (%)
                                                            -----------------------------------------------
      - Under forward contract and T/R             BAHT        2,384,758    $   56,716        6.25
      - Without forward contract                   USD         1,997,497     2,000,856     3.48 - 3.84
                                                   EUR         1,036,090     1,191,154     4.78 - 5.75
                                                   GBP            30,192        50,138     6.06 - 7.13
                                                   HKD           344,745        44,369     3.81 - 4.81
                                                   SGD            10,102         5,781        3.19
                                                   CHF           327,714       243,816     2.85 - 3.19
                                                                           ------------
                                                                            $3,592,830
                                                                           ============

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

Accrued concession fees to the AOT were $4,472,881 and $4,864,882 as of June 30, 2003, and December 31, 2002, respectively. Concession fee expense for the six months ended June 30, 2003 and 2002, was $17,082,675 and $15,917,472,
respectively.

A summary of the concession and rental fees payable and the value of collateral for the remaining period of the agreement (as amended) are as follows (see Notes 11 and 12):

                                   KPT (in $000's)                                             KPD (in $000's)
------------ ------------------- --------------------- -------------  -------------------- -------------------- -------------
                   Airport        Rental, Service &     Collateral    Airport Concession    Rental, Service &   Collateral
   Year       Concession Fees       Other Expenses                           Fees            Other Expenses
------------ ------------------- --------------------- -------------  -------------------- -------------------- -------------
   2003            5,415                191                8,133            13,036                 863             14,014
   2004           12,434                376                7,869            25,614               1,852             14,524
   2005           13,646                373                7,869            27,117                 109             15,239
   2006            5,037                 93                7,280            28,332                  27             15,907

On March 20, 2001, the AOT awarded the Company a contract, beginning January 1, 2002, to operate the duty free retail space as the only operator in Thailand's International airports. Coupled with the extension of its other concession, the Company is positioned as the principal operator of tax free and duty free stores in Thailand.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report


8. LONG-TERM LOANS, NET

Long-term liabilities as of June 30, 2003, and December 31, 2002, consist of the following:

                                            June 30, 2003     December 31, 2002
                                          -----------------   -----------------

Long-term loans                           $      26,165,957   $      13,900,906
Installment purchase payable                         39,275              44,221
                                          -----------------   -----------------
                                                 26,205,232          13,945,127

Less: current portion of long-term debt             (17,159)            (36,926)
                                          -----------------   -----------------
    Total                                 $      26,188,073   $      13,908,201
                                          =================   =================


As of June 30, 2003 and December 31, 2002, long-term loans consist of loans from banks carrying interest rates of 4.00% - 6.62% and 3.60% - 7.25% per annum, respectively. The long-term loans are secured by the Company's land and building and guaranteed by a director of the Company (see Note 6).

Long term loans as of June 30, 2003, and December 31, 2002, are due as follows:

                                            June 30, 2003     December 31, 2002
                                          -----------------   -----------------
Installment purchase obligation
    2003                                  $           6,202   $          12,060
    2004                                             12,402              12,060
    2005                                             12,402              12,060
    2006                                              8,269               8,041
                                          -----------------   -----------------
      Total                               $          39,275   $          44,221
                                          =================   =================

Long-term loan installment payments
    2003                                  $           4,756   $          24,866
    2004                                         11,891,455          11,563,367
    2005                                         14,269,746           2,312,673
                                          -----------------   -----------------
      Total                               $      26,165,957   $      13,900,906
                                          =================   =================

9.   SHAREHOLDERS'EQUITY

(a) Per the reverse acquisition agreement, the two Thailand-based companies together received a total of 18,800,000 shares of common stock of Immune America, Inc., which represented 94% of equity interest as of the date the reverse acquisition agreement was effective. Therefore, the 18,800,000 shares were assumed to be issued and outstanding as of January 1, 1996, for the purpose of presenting comparative financial statements.

(b) Per the reverse acquisition agreement, 752,000 shares out of the total 18,800,000 shares were put in escrow subject to certain requirements, including that the Company shall have financial statements prepared in accordance with U.S. GAAP and shall have reached certain criteria of financial performance as of December 31, 1997. If, as of December 31, 1997, the Company failed to satisfy any of these conditions, the 752,000 shares were to be released to a financial consultant who was also a party to the reverse acquisition agreement. During the first quarter of 1998, these shares were released from escrow and issued to the financial consultant.

(c) Per the reverse acquisition agreement, 1,200,000 shares of common stock as of June 12, 1997, when the reverse acquisition was effective, represented the other 4% of equity interest. These 1,200,000 shares of common stock were represented by the following components:


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report


                                                          Additional
                                      Common Stock         Paid-in      Retained      Treasury
                                  Shares       Amount      Capital      Earnings        Stock        Total
                                -----------------------------------------------------------------------------
Beginning Balance at 12/31/96      275,316   $      275   $  151,186   $ (143,833)   $   (6,000)   $    1,628
Form S-8 issuance at 5/8/97        924,684          925       69,717         --            --          70,642
Reissuing of treasury stock           --           --           --           --           6,000         6,000
Net loss at 6/12/97                   --           --           --        (78,270)         --         (78,270)
                                -----------------------------------------------------------------------------
Total shareholders' equity
     At June 12, 1997           1 ,200,000   $    1,200   $  220,903   $ (222,103)   $     --      $     --
                                -----------------------------------------------------------------------------

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

The provision for income taxes consists of the following:

                                                   June 30,2003    June 30,2002
                                                   ------------    ------------
Current income tax (payable)
       United States                               $       --      $       --
       Foreign                                         (491,162)     (4,067,303)
                                                   ------------    ------------
                                                       (491,162)     (4,067,303)
Deferred income tax
       United States                               $       --      $       --
       Foreign                                         (415,543)       (322,776)
                                                   ------------    ------------
                                                       (415,543)       (322,776)
                                                   ------------    ------------

Net income tax expense                             $   (906,705)   $ (4,390,079)
                                                   ============    ============

Pre-tax income for foreign companies for the quarters ended June 30, 2003, was $2,948,792 Current taxes payable are included in current liabilities.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report


The components of deferred income tax assets and liabilities were:

                                           June 30, 2003      December 31, 2002
                                         -----------------    -----------------
Net operating loss carry forward                 1,005,563              519,372
                                         -----------------    -----------------
                                                 4,940,536            4,286,352
Less: valuation allowance                         (779,968)            (541,327)
                                         -----------------    -----------------

Deferred income tax assets               $       4,160,568    $       3,745,025
                                         =================    =================

As a result, the effective income tax rate for the subsidiaries is different from the standard income tax rate. The following reconciliation shows the differences between the effective and standard rates.

                                               For the six months ends June 30,
                                                       2003               2002
                                             -----------------------------------
Standard income tax rate                              35.00%             35.00%
Foreign tax rate difference                           (6.47%)            (5.20%)
Less: valuation allowance                             10.18%              1.38%
                                             -----------------------------------
Effective income tax rate                             38.71%             31.18%
                                             ===================================

As of June 30, 2003, and December 31, 2002, the Company has deferred income tax assets relating to net operating loss carry forwards for income tax purposes of $1,005,563 and $519,372, respectively, which expire in years 2003 through 2017. A valuation allowance on the United States loss carry forward has been provided, as the Company has determined that it is more likely than not that this deferred income tax asset will not be realized.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report


11.      RELATED PARTY AND DIRECTOR TRANSACTIONS

The Company and its subsidiaries have business transactions with and have advanced funds to various entities affiliated by common ownership and control and to its officers, directors and shareholders. Where management has considered it necessary, reserves have been provided for losses on collection of these balances. In certain instances, advances to affiliated companies have been, in turn, advanced to other related parties, including directors and shareholders of the Company. Of the $8,396,725 and $7,677,049 shown in the following schedule as receivable from King Power International Co., Ltd. (KPI), as of June 30, 2003, and December 31,2002, respectively, reserves have been provided for $771,883 and $627,821, respectively. Of the $3,219,583 and $3,691,148 shown on the following schedule as receivable from King Power On Board Sales and Services Co., Ltd.
(KPO), as of June 30, 2003, and December 31, 2002, respectively, reserves have been provided for $833,503 and $999,321, respectively. The payment of the net, unreserved receivables from KPI and KPO are personally guaranteed by two officer/director/ shareholders of the Company who have collateralized their guarantee by the pledge of 9,373,000 shares of the Company's stock. KPI's operations have improved and it has reduced in debt to the Companies. KPO's operating license expired in April, 2002, its ceased operations. From January through May, 2003, the guarantors made payments in the amount of 5,000,000 Baht
($115,634) per month, including interest, against the KPO debt. For the months of June and July, 2003, such payments were reduced to 2,000,000 Baht per month.

Balances at June 30, 2003 and December 31, 2002, with related companies and directors are as follows (in $000s)

                                                  ----------------------------------------------------------------------------------
                                                     Loans to and receivables from related Companies and Directors
As of June 30, 2003                                Accounts              Interest & other   Management Fee                 Accounts
                                                  Receivable    Loans       receivables      Receivables      Total         Payable
                                                  ----------------------------------------------------------------------------------
King Power International Co., Ltd.                       994       5,882         1,466                54            8,396       --
Forty Seven Co., Ltd.                                   --         2,478           656              --          3,134           --
Downtown D.F.S. (Thailand) Co., Ltd.                     402       2,283           361             2,195          5,241         --
Top China Group Co., Ltd.                               --           238            17              --            255           --
Lengle (Thailand) Co., Ltd.                             --           856           104              --            960           --
King Power On Board Sales and Services Co., Ltd.        --         2,743           477              --          3,220            588
Thai Nishigawa International Co., Ltd.                  -           --            --                --              -             35
Niji (Thailand) Co., Ltd.                               ---         --            --                --              -            119
                                                  ----------------------------------------------------------------------------------
                                                       1,396      14,480         3,081             2,249         21,206          742
Less: provision for doubtful accounts:
     Related companies                                  (402)     (6,724)       (1,874)           (2,195)       (11,195)        --
                                                  ----------------------------------------------------------------------------------
Total                                                    994       7,756         1,207                54         10,011          742
                                                  ==================================================================================

Director - to (from)                                    --          --            --                --              -           --
                                                  ==================================================================================















            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report


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
                                                  ==================================================================================


Additionally, the AOT owns 5% of KPD common shares. As of June 30, 2003, and December 31, 2002, KPD has accrued concession fees amounting to $3,614,997 and $4,864,882, respectively.

            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report

Effective July 1, 2001, KPD and KPT increased the interest rate charged for new loans to related companies from a range of 2.00%-2.50% to 3.56% - 3.74%, reflecting the increase in borrowing costs to KPD and KPT. The new rates apply to total loans outstanding of each related company that borrowed additional funds from KPD or KPT after July 1, 2001. For related companies that did not require additional loans from KPD and KPT, the interest rate charged to them did not change.

During the six months ended June 30, 2003 and 2002, the Company had operating transactions with related parties and directors as follows (in $000s):

                                               For the six months ended June 30,
                                                     2003              2002
                                               ---------------   ---------------
Related Companies
  Sales                                        $         1,205   $           389
  Interest income                                          281               648
  Management fee income                                    190               262
  Purchases                                             31,807             4,142
  Concession fees                                       11,410            11,229
  Purchases - assets                                      --                   9
  Services                                     $         1,900   $           191
Directors
   Interest and income                         $          --     $          --

12. COMMITMENTS AND CONTINGENT LIABILITIES (see also Note 7)

Lease commitments As of June 30, 2003, KPD and KPT had leasing commitments for office space under non-cancelable operating lease agreements expiring in 2003. The obligations of the subsidiaries under these lease agreements are set forth as follows:

                                                     KPT                KPD
                                               ---------------   ---------------

                                2003           $        14,983   $       143,489

Letters of guarantee
As of June 30, 2003, and December 31, 2002, KPT and KPD were contingently liable for bank guarantees totaling $23.20 million and $21.17 million, respectively, issued in favor of the AOT as a performance bond.

Unused letters of credit
As of June 30, 2003, and December 31, 2002, KPD and KPT have unused letters of credit totaling $0.18 and $0.98 million, respectively.

Land Acquisition
On June 17, 2002, KPD contracted to acquire two tracts of land for a total price of 311.34 million Baht ($7.40 million at June 30, 2003 exchange rates). As of June 30, 2003 the Company has paid in full (99 million Baht or $2.35 million), for the purchase of the first tract of land and 42.47 million Baht ($1.01 million) of the 212.34 million Baht purchase price of the second tract of land. The total $3.36 million in deposits are included in Investments and Other Assets in the accompanying balance sheet. Beginning one year from date of contract, interest begins to accrue at the MLR currently in effect. Under the terms of the contract, the remaining balance in the amount of 169.87 million Baht ($4.04 million) will be paid within 730 days of the effective date of the contract. Furthermore, if KPD fails to complete the payments, all amounts deposited by KPD will be forfeited. If the seller cannot complete the transfer of the land, all amounts deposited will be refunded.

Loan Commitments
KPD is a co-maker and cross guarantor of a credit facility with one of its affiliates. At June 30, 2003, and December 31, 2002, the affiliate had made no borrowings on this facility.


            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report


13. ACQUISITION OF MINORITY INTERESTS

On November 1, 2001, the Company filed a preliminary proxy statement for purposes of calling a meeting of shareholders to vote on a Plan of Merger which would result in all of the outstanding shares of the Company being acquired by a newly formed corporation to be owned by the shareholders presently comprising the Company's management. Should the plan of merger be approved and the transaction concluded, the Company would cease to exist. In August and September, 2002, three separate class action lawsuits were filed against the Company and its directors alleging, among other things, that the directors of the Company had breached their fiduciary duties in pursuing the proposed merger transaction in which the Company would be taken private by certain shareholders and in allegedly failing to obtain the highest price per share. On May 16, 2003, the Company entered into a stipulation of settlement with the plaintiffs, which is subject to the approval of the State District Court of Clark County, Nevada.
The Court has scheduled a hearing to approve the settlement on September 15, 2003. The stipulation of settlement provides for purchase price of $3.27 per share for the minority interest shares plus a settlement fund of $1.7 million, less certain related expenses and the representative plaintiffs' attorney fees, will be distributed to the class members. On June 18, 2003, the Company filed a preliminary information statement, which was amended on August 12, 2003, as an amendment of the preliminary proxy statement. No shareholders' meeting will be required because the controlling shareholders hold enough stock to assure approval of the merger.

14. SEGMENT FINANCIAL INFORMATION

         The following segment information of the Company for 2003, and 2002 are disclosed in accordance with Statement of Financial Accounting Standard No.131
("SFAS 131"). Each legal entity is classified as a reportable segment under SFAS
131 because each entity is reported separately by management (in $000s).


                                                                                        Adjustments
Quarters Ended June 30, 2003              Duty Free       Tax Free          All             and
                                           Retail          Retail          Others       Eliminations    Consolidated
                                        ------------    ------------    ------------    ------------    ------------
Segment Information
   Revenue from external customers            71,400          13,137            --               (39)         84,498
   Cost of merchandise sold                   39,975           5,947            --               (39)         45,883
   Concession fees                            11,410           5,673            --              --            17,083
   Gross profit                               20,016           1,517            --              -             21,533
   Interest Income                               462              95            --               (51)            506
   Interest expense                              836              19              34             (51)            838
   Segment net income (loss)                   2,699           (635)           1,279          (1,908)          1,435
   Segment total assets                       92,776          13,755          37,406         (42,232)        101,705
   Expenditures for segment assets               840             591            --              --             1,431
   Depreciation expense                          816             118            --              --               934
   Unrealized gain (loss) on exchange           (52)               -            (43)            ---              (95)
   Deferred income tax assets                  2,658           1,503            --              -              4,161


                                                                                                        Long - lived
Geographic Information - Sale                                                             Revenue          asset
                                                                                        ------------    ------------
Bangkok                                                                                       80,247          10,158
Northern Thailand region                                                                         600             195
Southern Thailand region                                                                       3,651             284
                                                                                        ------------    ------------
Total                                                                                         84,498          10,637
                                                                                        ============    ============





            KING POWER INTERNATIONAL GROUP CO., LTD AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                         See Accountants' Review Report

                                                                                        Adjustments
Quarters Ended June 30, 2002              Duty Free       Tax Free          All             and
                                           Retail          Retail          Others       Eliminations    Consolidated
                                        ------------    ------------    ------------    ------------    ------------
Segment Information
   Revenue from external customers            69,588          14,707            --              --            84,295
   Cost of merchandise sold                   34,390           6,105            --              --            40,495
   Concession fees                            11,229           4,688            --              --            15,917
   Gross profit                               23,969           3,914            --              --            27,883
   Interest Income                               675             144              16             (84)            751
   Interest expense                              754              49              45             (84)            764
   Segment net income (loss)                   9,216           1,028           9,226          (9,782)          9,688
   Segment total assets                       72,109          12,293          32,789         (34,471)         82,720
   Expenditures for segment assets             2,223              74            --              --             2,297
   Depreciation expense                          567             146            --              --               713
   Unrealized gain (loss) on exchange             95              (2)            (91)           --                 2
   Deferred income tax assets                  2,605           1,237              22            --             3,864


                                                                                                        Long - lived
Geographic Information                                                                    Revenue          asset
                                                                                        ------------    ------------
Bangkok                                                                                       80,419           5,200
Northern Thailand region                                                                       1,052             152
Southern Thailand region                                                                       2,824             180
                                                                                        ------------    ------------
Total                                                                                         84,295           5,532
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

In accordance with generally accepted accounting principles, the Company has separately presented the following items in its statement of income for the quarter ended June 30, 2003:

         Loss on foreign exchange, net                     $(116,249)

The calculation of loss on foreign exchange, net of $(116,249) is shown in charts labeled A and B, respectively.


                                    CHART A

The calculation of unrealized gain on foreign exchange of US$56,568 was calculated on an accumulated basis with quarterly adjustment on financial obligations, receivable and cash on hand in foreign currency as shown below:


Account payable in foreign currency as of 30/06/03
------------------------------ ----------------------------- ------------------------------ -------------------------------
          Currency                        Amount                     Exchange Rate                       Total
                                                                       30/06/03                          Baht
------------------------------ ----------------------------- ----------------------------- --------------------------------
       Australian Dollar                                (137)                    28.2739                           (3,865)
------------------------------ ----------------------------- ---------------------------- ---------------------------------
          Swiss Franc                             31,804.22                      31.2826                           994,919
------------------------------ ----------------------------- ---------------------------- ---------------------------------
      German Deutschmark                                  -                            -                                 0
------------------------------ ----------------------------- ---------------------------- ---------------------------------
            Europe                               153,447.99                      48.3399                         7,417,660
------------------------------ ----------------------------- ---------------------------- ---------------------------------
         French Franc                           (50,938.04)                       5.9052                         (300,799)
------------------------------ ----------------------------- ---------------------------- ---------------------------------
    British Pound Sterling                         (54,338)                       69.825                       (3,794,159)
------------------------------ ----------------------------- ---------------------------- ---------------------------------
       Hong Kong Dollar                            9,254.70                       5.4115                            50,082
------------------------------ ----------------------------- ---------------------------- ---------------------------------
         Italian Lire                             (433,688)                       0.0200                           (8,674)
------------------------------ ----------------------------- ---------------------------- ---------------------------------
       Singapore Dollar                            2,605.38                      24.0613                            62,689
------------------------------ ----------------------------- ---------------------------- ---------------------------------
         Japanese Yen                             18,333.26                      0.35294                             6,471
------------------------------ ----------------------------- ---------------------------- ---------------------------------
           US Dollar                           1,766,908.33                      42.1177                        74,418,115
------------------------------ ----------------------------- ---------------------------- ---------------------------------
             Total                                                                                              78,842,439
------------------------------ ----------------------------- ---------------------------- ---------------------------------
BALANCE PER GENERAL LEDGER                                                                                      80,925,421
                                                                                          ---------------------------------
Unrealized gain on account payable in foreign currency 30/06/03                                                  2,082,982
                                                                                          ---------------------------------
Unrealized gain on account payable in foreign currency 01/01/03                                                    125,090
                                                                                          ---------------------------------
Net unrealized gain on account payable in foreign currency 30/06/03                                              2,208,072
                                                                                          ---------------------------------



Loan from bank (Trust receipt) in foreign currency as of 30/06/03
------------------------------ ----------------------------- ------------------------------ -------------------------------
          Currency                        Amount                     Exchange Rate                       Total
                                                                       30/06/03                          Baht
------------------------------ ----------------------------- ----------------------------- --------------------------------
          Swiss Franc                            327,713.57                        31.2826                      10,251,732
------------------------------ ----------------------------- ----------------------------- --------------------------------
            Europe                             1,036,089.65                      48.33990                       50,084,470
------------------------------ ----------------------------- ----------------------------- --------------------------------
    British Pound Sterling                        30,191.90                       69.8250                        2,108,149
------------------------------ ----------------------------- ----------------------------- --------------------------------
       Hong Kong Dollar                          344,745.00                        5.4115                        1,865,588
------------------------------ ----------------------------- ----------------------------- --------------------------------
       Singapore Dollar                           10,102.00                       24.0613                          243,067
------------------------------ ----------------------------- ----------------------------- --------------------------------
          US Dollar                            1,997,497.23                       42.1177                       84,129,989
------------------------------ ----------------------------- ----------------------------- --------------------------------
            Total                                                                                              148,682,995
------------------------------ ----------------------------- ----------------------------- --------------------------------
BALANCE PER GENERAL LEDGER                                                                                     148,794,892
                                                                                           --------------------------------
Unrealized gain on Trust Receipt in foreign currency 30/06/03                                                      111,897
                                                                                           --------------------------------
Unrealized gain on Trust Receipt in foreign currency 01/01/03                                                       89,746
                                                                                           --------------------------------
Net unrealized gain on Trust Receipt in foreign currency 30/06/03                                                  201,643
                                                                                           --------------------------------
Net unrealized gain on accounts payable in foreign currency 30/06/03                                             2,208,072
                                                                                           --------------------------------
Net unrealized gain on exchange rate as at 30/06/03                                                              2,409,715
                                                                                           --------------------------------
                                                     US$ = 56,568                      (US$1 = 42.5986 Baht)

                                     CHART B

The  calculation  of  unrealized  loss on foreign  exchange  of  US$151,627  was
calculated  on  accumulated   basis  with  quarterly   adjustment  on  financial
receivable and cash on hand in foreign currency as shown below:

Cash on hand in foreign currency as of 30/06/03
------------------------------ --------------------------- ----------------------- --------------------------
          Currency                       Amount                Exchange Rate                 Total
                                                                  30/06/03                   Baht
------------------------------ --------------------------- ----------------------- --------------------------
      Australian Dollar                         81,331.86                 27.8026                  2,261,237
------------------------------ --------------------------- ----------------------- --------------------------
       Canadian Dollar                           1,490.00                 31.0081                     46,202
------------------------------ --------------------------- ----------------------- --------------------------
         Swiss Franc                             2,620.00                 30.9507                     81,091
------------------------------ --------------------------- ----------------------- --------------------------
     China Renminbi Yuan                       638,282.00                  5.0643                  3,232,452
------------------------------ --------------------------- ----------------------- --------------------------
           Europe                              426,153.00                 47.7994                 20,369,858
------------------------------ --------------------------- ----------------------- --------------------------
   British Pound Sterling                       70,581.64                 69.1581                  4,881,292
------------------------------ --------------------------- ----------------------- --------------------------
      Hong Kong Dollar                         738,555.10                  5.3673                  3,964,047
------------------------------ --------------------------- ----------------------- --------------------------
        Japanese Yen                        94,225,567.00                 0.34867                 32,853,628
------------------------------ --------------------------- ----------------------- --------------------------
         Korean Won                         21,142,000.00                  0.0350                    739,970
------------------------------ --------------------------- ----------------------- --------------------------
      Singapore Dollar                          82,757.00                 23.7658                  1,966,786
------------------------------ --------------------------- ----------------------- --------------------------
      Taiwanese Dollar                         484,400.00                  1.2123                    587,238
------------------------------ --------------------------- ----------------------- --------------------------
          US Dollar                          3,271,111.71                 41.9328                137,166,873
------------------------------ --------------------------- ----------------------- --------------------------
            Total                                                                                208,150,674
------------------------------ --------------------------- ----------------------- --------------------------
BALANCE PER GENERAL LEDGER                                                                       203,039,962
                                                                                   --------------------------
Unrealized gain from cash on hand in foreign currency 30/06/03                                     5,110,712
                                                                                   --------------------------
Unrealized loss from cash on hand in foreign currency 01/01/03                                   (9,257,437)
                                                                                   --------------------------
Net unrealized loss from loss on hand in foreign currency 30/06/03                               (4,146,725)
                                                                                   --------------------------

Unrealized loss on account receivable as of 30/06/03
------------------------------ --------------------------- ----------------------- --------------------------
          Currency                       Amount                Exchange Rate              Total Baht
                                                                  30/06/03
------------------------------ --------------------------- ----------------------- --------------------------
      Australian Dollar                          6,855.40                 27.8026                    190,598
------------------------------ --------------------------- ----------------------- --------------------------
         Swiss Franc                            12,271.60                 30.9507                    379,815
------------------------------ --------------------------- ----------------------- --------------------------
     German Deutschmark                                 -                       -                          0
------------------------------ --------------------------- ----------------------- --------------------------
           Europe                               50,542.58                 47.7994                  2,415,905
------------------------------ --------------------------- ----------------------- --------------------------
        French Franc                                    -                       -                          0
------------------------------ --------------------------- ----------------------- --------------------------
   British Pound Sterling                        2,631.92                 69.1581                    182,018
------------------------------ --------------------------- ----------------------- --------------------------
      Hong Kong Dollar                          32,246.70                  5.3673                    173,078
------------------------------ --------------------------- ----------------------- --------------------------
        Italian Lire                           133,000.00                  0.0196                      2,607
------------------------------ --------------------------- ----------------------- --------------------------
        Japanese Yen                                    -                       -                          0
------------------------------ --------------------------- ----------------------- --------------------------
      Singapore Dollar                           6,264.06                 23.7658                    148,870
------------------------------ --------------------------- ----------------------- --------------------------
          US Dollar                          1,116,862.34                 41.9328                 46,833,165
------------------------------ --------------------------- ----------------------- --------------------------
            Total                                                                                 50,326,056
------------------------------ --------------------------- ----------------------- --------------------------
BALANCE PER GENERAL LEDGER                                                                        50,890,801
                                                                                   --------------------------
Unrealized loss from account receivable 30/06/03                                                   (564,745)
                                                                                   --------------------------
Unrealized gain from account receivable 01/01/03                                                      91,191
                                                                                   --------------------------
Net unrealized loss from account receivable 30/06/03                                               (473,554)
                                                                                   --------------------------
Net unrealized loss from cash on hand in foreign currency 30/06/03                               (4,146,725)
                                                                                   --------------------------
Net unrealized loss on exchange rate as of 30/06/03                                              (4,620,279)
                                                                                   --------------------------

Unrealized loss from advanced from companies as at 30/06/03
----------------------------- --------------------------- -------------------------- ----------------------------
          Currency                  Amount Baht                  Exchange rate                   Total
                                                                   30/06/03                       US$
----------------------------- --------------------------- -------------------------- ----------------------------
       Baht Currency                       99,738,777.14                     42.047                    2,372,078
----------------------------- --------------------------- -------------------------- ----------------------------
BALANCE PER GENERAL LEDGER                                                                             2,328,912
                                                                                     ----------------------------
Net unrealized loss on advanced 30/06/03                                                                (43,166)
                                                                                     ----------------------------
                                                                  US$ = (151,627)         (US$1 =  42.5986 Baht)



NET FOR UNREALIZED GAIN / (LOSS) EXCHANGE OF 30/06/03
-----------------------------------------------------


(BAHT) (US)
                                                                ----------
Net unrealized exchange gain as of 30/06/03                      2,409,715
Net unrealized loss on exchange rate as at 30/06/03             (4,620,279)
                                                                ----------
     NET UNREALIZED EXCHANGE                                    (2,210,564)      (51,893)
                                                                ----------
Net unrealized exchange loss KPG (US) as of 30/06/03                             (43,166)
                                                                              ----------
     NET UNREALIZED EXCHANGE                                                     (95,059)
                                                                              ----------


NET FOR REALIZED GAIN/(LOSS) EXCHANGE OF 30/06/03
Net realized loss on exchange rate of KPT as at 30/06/03        (5,458,314)
Net realized gain on exchange rate of KPD as at 30/06/03         4,555,662
                                                                ----------
     NET REALIZED EXCHANGE                                        (902,652)      (21,190)
                                                                 ----------
Net realized gain on exchange rate of KPG (US) as at 30/06/03                          0
                                                                              ----------
     NET REALIZED EXCHANGE                                                       (21,190)
                                                                              ----------

TOTAL NET REALIZED /UNREALIZED EXCHANGE RATE                                    (116,249)


(3)      Results of  operations,  comparing  six months  ended June 30, 2003 and
         2002

Sales revenue for the six months ended June 30, 2003, was approximately $84.5 million compared to approximately $84.3 million for 2002. The increase should have been much greater, however, due to the adverse impact of the spreading of Severe Acute Respiratory Syndrome (SARS) disease, the number of travelers traveling through BIA has dropped significantly during the months of April - June, 2003, with a decrease of 39.41% from the same period last year or from the months of January - June, 2003, with a decrease of 17.87% from the same period last year. The Company's balance sheet strength and sound cash position provide it with the capacity to manage through this downturn. As of the filing date, the SARS epidemic has subsided and the traveling recession appears to be neutralized beginning in the month of July, 2003. Management will continue to monitor sales and adjust Company operations to market conditions .

The cost of merchandise sold for the six months ended June 30, 2003 and 2002, was approximately $45.9 million and $40.5 million, respectively. The principal factor causing this increase is directly related to the increase in merchandise sold, however, at a higher discount rate to attract sales during the SARS outbreak. The ratio of the concession fees paid to the AOT, comparing the six months ended June 30, 2003, to the same period in 2002, increased from 18.87% in 2002 to 20.22% in 2003. This increase is due to the concession fee structure of KPT being based on fixed amount with additional annual increment. The volume of sales generated from KPT for the six months ended June 30, 2003, particularly due to the SARS outbreak, has not kept up with such increment thus causing the increase in the ratio of the concession fees paid to the AOT. Management anticipates that a possible reduction in the ratio of these fees may result from a return to normal travel during the 2nd half of the fiscal year.

Selling and administrative expenses were approximately $19.2 million for the six months ended June 30, 2003, and approximately $14.3 million for the same period in 2002. In terms of percentage of sales, 2003 expenses were approximately 22.67% of sales and 2002 expenses were approximately 16.96% of sales. The expenditure increases result from a variety of factors: additional rent expense on the expanded sales areas in the various airports and amortization of the leasehold improvements made to those sales areas. The unfavorable change in the ratios is caused by both the increase in expenditures and the tightened margins due to the sales discounting discussed above. During to the SARS outbreak, the Management implemented several drastic measures to minimize expenditures including proportionate mandatory leave without-pay among executives, forced vacation for staffs, etc.

Net income for the six months ended June 30, 2003, was approximately $1.3 million, or $0.06 per share (basic), and approximately $9.2 million, or $0.46 per share (basic), for the six months ended June 30, 2002.

The ratio of inventory divided by revenue for the six months ended June 30, 2003 and 2002, was approximately 45.90% and 41.64%, respectively. This increase is caused by the pre-committed larger volume of merchandised orders required by the Company's suppliers for their financial viability to support the new and improved lines of products developed and initiated by the Company.

(4)      Results of operations,  comparing  three months ended June 30, 2003 and
         2002

Sales revenue for the three months ended June 30, 2003, was approximately $30 million compared to approximately $39.8 million for 2002. The decrease was due to the adverse impact of the spreading of SARS disease, the number of travelers traveling through BIA has dropped significantly as stated above.

The cost of merchandise sold for the three months ended June 30, 2003, and 2002, was approximately $17.1 million and $19.7 million, respectively. The principal factor causing this decrease was directly related to the decrease in merchandise sold during the SARS outbreak. The ratio of the concession fees paid to the AOT, comparing the three months ended June 30, 2003, to the same period in 2002, increased from 18.98% in 2002 to 23.83% in 2003. This increase is due to concession fee structure of KPT is being based on fixed amount with an additional annual increment as stated above with which KPT's sales volume has not kept up.

Selling and administrative expenses were approximately $9.9 million for the three months ended June 30, 2003, and approximately $7.7 million for the same period in 2002. In terms of percentage of sales, 2003 expenses were approximately 33.05% of sales and 2002 expenses were approximately 19.30% of sales. The expenditure increases result from a variety of factors as stated above.

Net loss for the three months ended June 30, 2003, was approximately $3.1 million, or $0.15 per share (basic), and net income approximately $3.2 million, or $0.16 per share (basic), for the three months ended June 30, 2002.

(5)      Liquidity and Capital Resources

For the quarter ended June 30, 2003, and the year ended December 31, 2002, the Company had working capital of approximately $42.9 million and $28.1 million, respectively. The improvement in this figure was due to the Company's ability to replacing part of current liabilities with long-term loans. The Company experienced a negative cash flow from operations of approximately $0.4 million at June 30, 2003, compared to a positive cash flow of $1.8 million during the same period of 2002. This decrease is due to the meaningful reduction in accrued liabilities.

(6)      Monetary Assets and Liabilities Denominated in Thai Baht

As of June 30, 2003, the amount of monetary assets and liabilities which are denominated in Thai Baht are as follows:

         TYPE OF MONETARY ASSET                                       US DOLLARS

Cash and equivalents                                                   8,782,203
Trade Accounts Receivable                                                260,329
Refundable value-added-tax                                               946,501
Advance to related companies                                           7,756,600
Deferred income tax assets                                             4,160,568
Restricted deposit                                                    20,507,516
Other current assets                                                   2,496,348
Other non-current assets                                               4,855,961

         TYPE OF MONETARY LIABILITY                                   US DOLLARS

Bank overdraft & loan                                                 18,117,173
Current portion of long-term debt                                         17,159
Accounts Payable                                                       6,044,526
Concession fees                                                        4,472,881
Other current liabilities                                              4,896,049
Long-term loan - net                                                  26,188,072

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

Part II - Other Information
Item 1- Legal Proceedings

On May 16, 2003, KPG entered into a stipulation of settlement with the plaintiffs of the three putative class action lawsuits filed against the Company and its directors. The lawsuits have been consolidated into the first filed lawsuit for purposes of the settlement. Under the stipulation of settlement, the class members who hold King Power's common shares immediately prior to the effective time of the merger and do not request exclusion from the class, will, subject to the terms and conditions of the settlement, be entitled to receive a portion of the settlement fund of U.S.$1.7 million, less certain related expenses and the representative plaintiffs' attorney fees. In addition, King Power will cause the class members to be paid U.S.$3.27 per share in accordance with the procedures set forth in the plan of merger. The effectiveness of the settlement and payment of the settlement fund will be conditioned upon, among other things, the approval of the settlement by the Clark County District Court, Nevada and the consummation of the merger.


Item 2 - Changes in Securities
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders in July, 2003. The following seven persons were elected as Directors to serve for a year.

NAME                                 VOTES FOR                     VOTES AGAINST
Vichai Raksriaksorn                 19,760,582                             95
Viratana Suntaranond                19,760,582                             95
Aimon Raksriaksorn                  19,760,582                             95
Suwan Panyapas                      19,757,582                          3,095
Dharmnoon Prachuabmoh               19,757,582                          3,095
Chulchit Bunyaketu                  19,760,582                             95
Preeyaporn Thavornun                19,757,582                          3,095

Item 5 - Other Information

King Power entered into an amended and restated agreement and plan of merger on May 16, 2003 that provides for it to be taken private by shareholders Vichai Raksriaksorn, Viratana Suntaranond, Aimon Raksriaksorn and Niphon Raksriaksorn (collectively, the "Controlling Shareholders") and several other shareholders who together with the Controlling Shareholders hold approximately 88.6% of the King Power's common shares (collectively, together with the Controlling Shareholders, the "Majority Shareholders"). The plan of merger provides for the merger of King Power with and into KP (Thailand) Company Limited ("Newco"), with Newco as the corporation surviving the merger. Immediately prior to the effective time of the merger, Newco will be held by the Majority Shareholders. As a result of the merger, each common share that is not held by Newco or a Majority Shareholder will be converted into the right to receive U.S.$3.27 in cash, without interest. King Power's obligation to effect the merger is subject to certain conditions, including the approval by the Nevada court of the stipulation of settlement dated May 16, 2003 in a manner satisfactory to King Power.


Item 6 - Exhibits and Reports on Form 8-K

Exhibit 31.1      Section 302 Certification
Exhibit 31.2      Section 302 Certification
Exhibit 32.1      Section 906 Certification
Exhibit 32.2      Section 906 Certification
Exhibit 10.1 Agreement and Plan of Merger dated as of October 29, 2001, as Amended and Restarted as of May 16, 2003 (Incorporated by reference to Appendix C of the Company's preliminary Information Statement on Schedule 14C filed on August 12,
                  2003)
Exhibit 10.2 Stipulation of Settlement dated May 16, 2003 (Incorporated by reference to Exhibit 99. (d) (2) of Amendment No. 1 to
                  Schedule 13E-3 filed on June 18, 2003)

Report on Form 8-K
On May 16, 2003, King Power International Group Co., Ltd. issued a press release announcing that its Board of Directors has approved a merger transaction in which the Company will be taken private. The Company also announced that it has entered into a Stipulation of Settlement to settle three related class action lawsuits pending against the Company and the members of its Board of Directors.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who are duly authorized.



KING POWER INTERNATIONAL GROUP CO., LTD.





By:  /s/ Vichai Raksriaksorn
     ---------------------------------------------------------
     Vichai Raksriaksorn, Chairman and Chief Executive Officer
     August 14th, 200





By:  /s/  Viratana Suntaranond
     ---------------------------------------------------------
     Viratana Suntaranond, Chief Financial Officer
     August 14th, 2003